Form 10-Q
period 2020-06-30
CC Neuberger Principal Holdings II
filed 2020-09-14
CIK 1812667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

CC Neuberger Principal Holdings II

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39410	98-1545419
(State or other jurisdiction	(Commission	(I.R.S. Employer
of incorporation)	File Number)	Identification No.)

200 Park Avenue, 58th Floor
New York, NY 10166
(Address of principal executive offices)

(212) 355-5515

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-fourth of one redeemable warrant	PRPB.U	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	PRPB	New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	PRPB WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☐   No   ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒   No   ☐

As of September 14, 2020, 82,800,000 Class A ordinary shares, par value $0.0001 per share, and 25,700,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

CC NEUBERGER PRINCIPAL HOLDINGS II

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CC NEUBERGER PRINCIPAL HOLDINGS II

UNAUDITED CONDENSED BALANCE SHEET

JUNE 30, 2020

Assets
Current assets:
Prepaid expenses	$8,477
Total current assets	8,477
Deferred offering costs associated with initial public offering	142,379
Total Assets	$150,856

Liabilities and Shareholder's Equity
Current liabilities:
Accounts payable	$33,175
Accrued expenses	109,204
Total current liabilities	142,379

Commitments and Contingencies

Shareholder's Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 25,700,000 shares issued and outstanding (1)(2)	2,570
Additional paid-in capital	22,430
Accumulated deficit	(16,523)
Total shareholder's equity	8,477
Total Liabilities and Shareholder's Equity	$150,856

(1)  This number includes up to 2,700,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On August 4, 2020, the underwriters fully exercised the over-allotment option; thus, these shares were no longer subject to forfeiture.

(2)  In July 2020, the Company effected share capitalizations resulting in an aggregate of 25,700,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MAY 12, 2020 (INCEPTION) THROUGH JUNE 30, 2020

General and administrative expenses	$16,523
Net loss	$(16,523)

Weighted average Class B ordinary shares outstanding, basic and diluted (1)(2)	25,700,000

Basic and diluted net loss per share	$(0.00)

(1)	This number includes up to 2,700,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On August 4, 2020, the underwriters fully exercised the over-allotment option; thus, these shares were no longer subject to forfeiture.

(2)	In July 2020, the Company effected share capitalizations resulting in an aggregate of 25,700,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE PERIOD FROM MAY 12, 2020 (INCEPTION) THROUGH JUNE 30, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - May 12, 2020 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor (1)(2)	-	-	25,700,000	2,570	22,430	-	25,000
Net loss	-	-	-	-	-	(16,523)	(16,523)
Balance - June 30, 2020 (unaudited)	-	$-	25,700,000	$2,570	$22,430	$(16,523)	$8,477

(1) This number includes up to 2,700,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On August 4, 2020, the underwriters fully exercised the over-allotment option; thus, these shares were no longer subject to forfeiture.

(2) In July 2020, the Company effected share capitalizations resulting in an aggregate of 25,700,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share capitalization (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 12, 2020 (INCEPTION) THROUGH JUNE 30, 2020

Cash Flows from Operating Activities:
Net loss	$(16,523)
Changes in operating assets and liabilities:
Prepaid expenses	16,523
Net cash used in operating activities	-

Net change in cash	-

Cash - beginning of the period	-
Cash - ending of the period	$-

Supplemental disclosure of noncash investing and financing activities:
Prepaid expenses paid in exchange for issuance of Class B ordinary shares to Sponsor	$25,000
Deferred offering costs included in accounts payable	$33,175
Deferred offering costs included in accrued expenses	$109,204

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND BASIS OF PRESENTATION

CC Neuberger Principal Holdings II (the “Company”) is a newly incorporated blank check company incorporated in the Cayman Islands on May 12, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet selected (“Business Combination”). The Company may pursue a Business Combination in any industry or sector.

At June 30, 2020, the Company had not yet commenced operations. All activity for the period from May 12, 2020 (inception) through June 30, 2020 relates to the Company’s formation and its preparation for the initial public offering (“Initial Public Offering”), which is described below. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is CC Neuberger Principal Holdings II Sponsor LLC, a Delaware limited liability company (“Sponsor”). The registration statement for the Initial Public Offering became effective on July 30, 2020. On August 4, 2020, the Company consummated the Initial Public Offering of 82,800,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), including the issuance of 10,800,000 Units as a result of the underwriters’ exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $828.0 million, and incurring offering costs of approximately $46.3 million, inclusive of approximately $29.0 million in deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 18,560,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, in a private placement to the Company’s Sponsor, generating gross proceeds to the Company of approximately $18.6 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement in August 2020, $828.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants were placed in a trust account (“Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust). However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

CC NEUBERGER PRINCIPAL HOLDINGS II NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirement, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, executive officers, and directors will have agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or August 4, 2022 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes paid or payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. The Company’s Amended and Restated Memorandum and Articles of Association provides that, if the Company winds up for any other reason prior to the consummation of the initial Business Combination, the Company will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than 10 business days thereafter, subject to applicable Cayman Islands law.

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes paid or payable).

CC NEUBERGER PRINCIPAL HOLDINGS II NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per Public Share initially held in the Trust Account or less. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from May 12, 2020 (inception) through June 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Current Report on Form 8-K and the final prospectus filed by the Company with the SEC on August 10, 2020 and August 3, 2020, respectively.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

CC NEUBERGER PRINCIPAL HOLDINGS II NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of June 30, 2020, the Company had no cash and working capital deficit of approximately $134,000.

The Company’s liquidity needs up to June 30, 2020 had been satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares. Subsequent to June 30, 2020, the Company’s liquidity had been satisfied through a loan of approximately $267,000 pursuant to the Note issued to the Sponsor (Note 4), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 10, 2020. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). To date, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

CC NEUBERGER PRINCIPAL HOLDINGS II NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Deferred offering costs associated with the Initial Public Offering

Deferred offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to shareholder’s equity upon the completion of the Initial Public Offering in August 2020.

Net loss per ordinary share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. At June 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Income taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of August 4, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3.   INITIAL PUBLIC OFFERING

On August 4, 2020, the Company consummated the Initial Public Offering of 82,800,000 Units, including the issuance of 10,800,000 Units as a result of the underwriters’ exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $828.0 million, and incurring offering costs of approximately $46.3 million, inclusive of approximately $29.0 million in deferred underwriting commissions.

Each Unit consists of one Class A ordinary share and one-fourth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

CC NEUBERGER PRINCIPAL HOLDINGS II NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4.   PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 18,560,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, to the Company’s Sponsor, generating gross proceeds to the Company of approximately $18.6 million.

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment. Certain proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

NOTE 5.   RELATED PARTY TRANSACTIONS

Founder Shares

On May 19, 2020, the Company issued 7,875,000 Class B ordinary shares to the Sponsor (the “Founder Shares”) in exchange for a capital contribution of $25,000. On July 15, 2020, the Company effected a share capitalization resulting in the Sponsor holding an aggregate of 22,250,000 Founder Shares. Subsequent to this share capitalization, in July 2020, the Sponsor transferred 40,000 Founder Shares to each of Joel Alsfine and James Quella, the independent director nominees. On July 30, 2020, the Company effected a share capitalization resulting in the Initial Shareholders holding an aggregate of 25,700,000 Founder Shares, including up to 2,700,000 shares that were subject to forfeiture to the Company for no consideration to the extent that the option to purchase additional units is not exercised in full or in part, so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding shares after the Initial Public Offering plus the number of Class A ordinary shares to be sold pursuant to any forward purchase agreement entered into in connection with the Initial Public Offering (a “forward purchase agreement”). All shares and the associated amounts have been retroactively restated to reflect the share capitalizations. On August 4, 2020, the underwriters fully exercised the over-allotment option; thus, no Founder Shares are currently subject to forfeiture.

The Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination and (ii) subsequent to the initial Business Combination (x) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property or (y) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Shareholders with respect to any Founder Shares.

Related Party Loans

On May 19, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. As of June 30, 2020, the Company had not borrowed any amount under the Note. Subsequent to June 30, 2020, the Company borrowed approximately $267,000 under the Note. The Company fully repaid the Note on September 10, 2020.

CC NEUBERGER PRINCIPAL HOLDINGS II NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.

Forward purchase agreement

In connection with the consummation of the Initial Public Offering, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with Neuberger Berman Opportunistic Capital Solutions Master Fund LP (“NBOKS”), a member of the Sponsor, which provides for the purchase of up to $200,000,000 of units, with each unit consisting of one Class A ordinary share (the “Forward Purchase Shares”) and three-sixteenth of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment (the “Forward Purchase Warrants”), for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of the initial Business Combination. The Forward Purchase Agreement allows NBOKS to be excused from its purchase obligation in connection with a specific business combination if NBOKS does not have sufficient committed capital allocated to the Forward Purchase Agreement to fulfill its funding obligations under such Forward Purchase Agreement in respect of such business combination. Prior to an initial Business Combination, NBOKS intends to raise additional committed capital such that the condition described in the preceding sentence is met, but there can be no assurance that additional capital will be available. The obligations under the Forward Purchase Agreement do not depend on whether any Class A ordinary shares are redeemed by the public shareholders. The Forward Purchase Shares and Forward Purchase Warrants will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of Forward Purchase Shares may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company.

NOTE 6.   COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Pursuant to the Forward Purchase Agreement, the Company has agreed to use its reasonable best efforts (i) to file within 30 days after the closing of a Business Combination a registration statement with the SEC for a secondary offering of the Forward Purchase Shares and the Forward Purchase Warrants (and underlying Class A ordinary shares), (ii) to cause such registration statement to be declared effective promptly thereafter but in no event later than 60 days after the initial filing, (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which NBOKS or its assignees cease to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and (iv) after such registration statement is declared effective, cause us to conduct firm commitment underwritten offerings, subject to certain limitations. In addition, the Forward Purchase Agreement provides that these holders will have certain "piggy-back" registration rights to include their securities in other registration statements filed by the Company.

CC NEUBERGER PRINCIPAL HOLDINGS II NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the final prospectus to purchase up to 10,800,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On August 4, 2020, the underwriters fully exercised the over-allotment option.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $16.6 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred underwriting commission of $0.35 per unit, or approximately $29.0 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7.   SHAREHOLDER’S EQUITY

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On May 19, 2020, 7,875,000 Class B ordinary shares were issued to the Sponsor. On July 15, 2020, the Company effected a share capitalization resulting in the Sponsor holding an aggregate of 22,250,000 Class B ordinary shares. Subsequent to this share capitalization, in July 2020, the Sponsor transferred 40,000 Class B ordinary shares to each of Joel Alsfine and James Quella, the independent director nominees. On July 30, 2020, the Company effected a share capitalization resulting in the Initial Shareholders holding an aggregate of 25,700,000 Class B ordinary shares. All shares and the associated amounts have been retroactively restated to reflect the share capitalizations. Of the 25,700,000 Class B ordinary shares, an aggregate of up to 2,700,000 shares were subject to forfeiture to the Company for no consideration to the extent that the option to purchase additional units is not exercised in full or in part, so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding shares after the Initial Public Offering plus the number of Class A ordinary shares to be sold pursuant to any forward purchase agreement. On August 4, 2020, the underwriters fully exercised the over-allotment option; thus, no Class B ordinary shares are currently subject to forfeiture.

Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination, or earlier at the option of the holder thereof, on a one-for-one basis. However, if additional Class A ordinary shares or any other equity-linked securities (as defined below) are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as converted basis, 20% of the sum of (i) the total number of ordinary shares outstanding upon completion of the Initial Public Offering plus (ii) the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (including any Class A ordinary shares to be sold pursuant to a forward purchase agreement, but not any warrants sold pursuant to a forward purchase agreement), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor upon conversion of Working Capital Loans, provided that such conversion of Class B ordinary shares will never occur on a less than one-for-one basis. Any conversion of Class B ordinary shares described herein will take effect as a redemption of Class B ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law.

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At June 30, 2020, there were no preference shares issued or outstanding.

CC NEUBERGER PRINCIPAL HOLDINGS II NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed to use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, to cause the same to become effective within 60 business days following the closing of the initial Business Combination, and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company has failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (1) the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (2) the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchaser or such purchaser’s permitted transferees, (3) the Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis and (4) any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the Private Placement Warrants will require a vote of holders of at least 50% of the number of the then outstanding Private Placement Warrants. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

The Company may redeem the Public Warrants (but not the Private Placement Warrants):

—	in whole and not in part;

—	at a price of $0.01 per warrant;

—	upon a minimum of 30 days’ prior written notice of redemption; and

—	if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like).

If the Company calls the Public Warrants for redemption as described above, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

Commencing 90 days after the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants (but not the Private Placement Warrants):

—	in whole and not in part;

CC NEUBERGER PRINCIPAL HOLDINGS II NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

—	at $0.10 per warrant provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the agreed table based on the redemption date and the “fair market value” of the Class A ordinary shares (as defined below);

—	upon a minimum of 30 days’ prior written notice of redemption; and

—	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The “fair market value” of the Class A ordinary shares shall mean the average last reported sale price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

The exercise price and number of Class A ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share capitalization, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants shares. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 8.   SUBSEQUENT EVENTS

The Company fully repaid the Note on September 10, 2020. The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to September 14, 2020, the date the financial statements were available to be issued. Based upon this review, except as noted above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements which have not previously been disclosed within the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “CC Neuberger Principal Holdings II,” “our,” “us” or “we” refer to CC Neuberger Principal Holdings II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated in the Cayman Islands on May 12, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that we have not yet selected (“Business Combination”). We may pursue a Business Combination in any industry or sector. Our Sponsor is CC Neuberger Principal Holdings II Sponsor LLC, a Delaware limited liability company.

Our registration statements for the Initial Public Offering became effective on July 30, 2020. On August 4, 2020, we consummated the Initial Public Offering of 82,800,000 Units, including the issuance of 10,800,000 Units as a result of the underwriters’ exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $828.0 million, and incurring offering costs of approximately $46.3 million, inclusive of approximately $29.0 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 18,560,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, in a private placement to our Sponsor, generating gross proceeds to us of approximately $18.6 million.

Upon the closing of the Initial Public Offering and the Private Placement in August 2020, $828.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants were placed in a Trust Account, located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or August 4, 2022 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes paid or payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. Our Amended and Restated Memorandum and Articles of Association provides that, if we wind up for any other reason prior to the consummation of the initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than 10 business days thereafter, subject to applicable Cayman Islands law.

Results of Operations

Our entire activity from May 12, 2020 (inception) through June 30, 2020, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the period from May 12, 2020 (inception) through June 30, 2020, we had a loss of approximately $17,000, which consisted solely of general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2020, we had no cash and working capital deficit of approximately $134,000.

Our liquidity needs up to June 30, 2020 had been satisfied through the payment of $25,000 from our Sponsor to cover for certain expenses on behalf of us in exchange for the issuance of the Founder Shares. Subsequent to June 30, 2020, our liquidity had been satisfied through a loan of approximately $267,000 pursuant to the Note issued to our Sponsor, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. To date, we have not yet repaid the Note to our Sponsor. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Related Party Transactions

Founder Shares

On May 19, 2020, we issued 7,875,000 Class B ordinary shares to our Sponsor (the “Founder Shares”) in exchange for a capital contribution of $25,000. On July 15, 2020, we effected a share capitalization resulting in our Sponsor holding an aggregate of 22,250,000 Founder Shares. Subsequent to this share capitalization, in July 2020, our Sponsor transferred 40,000 Founder Shares to each of Joel Alsfine and James Quella, our independent director nominees. On July 30, 2020, we effected a share capitalization resulting in the Initial Shareholders holding an aggregate of 25,700,000 Founder Shares, including up to 2,700,000 shares that were subject to forfeiture to us for no consideration to the extent that the option to purchase additional units is not exercised in full or in part, so that the number of Founder Shares would equal 20% of our issued and outstanding shares after the Initial Public Offering plus the number of Class A ordinary shares to be sold pursuant to any forward purchase agreement entered into in connection with the Initial Public Offering. All shares and the associated amounts have been retroactively restated to reflect the share capitalizations. On August 4, 2020, the underwriters fully exercised the over-allotment option; thus, no Founder Shares are currently subject to forfeiture.

The Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination and (ii) subsequent to the initial Business Combination (x) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property or (y) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Shareholders with respect to any Founder Shares.

Related Party Loans

On May 19, 2020, our Sponsor agreed to loan us up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. As of June 30, 2020, we had not borrowed any amount under the Note. Subsequent to June 30, 2020, we borrowed approximately $267,000 under the Note. The Company fully repaid the Note on September 10, 2020.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, we had no borrowings under the Working Capital Loans.

Forward Purchase Agreement

In connection with the consummation of the Initial Public Offering, we entered into the Forward Purchase Agreement with NBOKS, a member of our Sponsor, which provides for the purchase of up to $200,000,000 of units, with each unit consisting of one Class A ordinary share and three-sixteenths of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of the initial Business Combination. The Forward Purchase Agreement allows NBOKS to be excused from its purchase obligation in connection with a specific business combination if NBOKS does not have sufficient committed capital allocated to the Forward Purchase Agreement to fulfill its funding obligations under such Forward Purchase Agreement in respect of such business combination. Prior to an initial Business Combination, NBOKS intends to raise additional committed capital such that the condition described in the preceding sentence is met, but there can be no assurance that additional capital will be available. The obligations under the Forward Purchase Agreement do not depend on whether any Class A ordinary shares are redeemed by the public shareholders. The Forward Purchase Shares and Forward Purchase Warrants will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of Forward Purchase Shares may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company.

Other Contractual Obligations

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Pursuant to the Forward Purchase Agreement, we have agreed to use our reasonable best efforts (i) to file within 30 days after the closing of a Business Combination a registration statement with the SEC for a secondary offering of the Forward Purchase Shares and the Forward Purchase Warrants (and underlying Class A ordinary shares), (ii) to cause such registration statement to be declared effective promptly thereafter but in no event later than 60 days after the initial filing, (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which NBOKS or its assignees cease to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and (iv) after such registration statement is declared effective, cause us to conduct firm commitment underwritten offerings, subject to certain limitations. In addition, the Forward Purchase Agreement provides that these holders will have certain "piggy-back" registration rights to include their securities in other registration statements filed by us.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the final prospectus to purchase up to 10,800,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On August 4, 2020, the underwriters fully exercised the over-allotment option.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $16.6 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred underwriting commission of $0.35 per unit, or approximately $29.0 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no significant changes in our critical accounting policies as discussed in the Form 8-K and the final prospectus filed by us with the SEC on August 10, 2020 and August 3, 2020, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2020, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in certain money market funds that invest solely in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on August 3, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

On May 19, 2020, we issued 7,875,000 Founder Shares in exchange for a capital contribution of $25,000. On July 15, 2020, we effected a share capitalization resulting in our Sponsor holding an aggregate of 22,250,000 Founder Shares. Subsequent to this share capitalization, in July 2020, our Sponsor transferred 40,000 Founder Shares to each of Joel Alsfine and James Quella, our independent director nominees. On July 30, 2020, we effected a share capitalization resulting in the Initial Shareholders holding an aggregate of 25,700,000 Founder Shares. Such securities were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On August 4, 2020, the Sponsor purchased 18,560,000 Private Placement Warrants, each exercisable to purchase one ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant ($18,560,000 in the aggregate), in a private placement that closed simultaneously with the closing of the Initial Public Offering. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On July 6, 2020, we consummated the Initial Public Offering of 82,800,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 10,800,000. The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $828,000,000. Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc. and Morgan Stanley & Co. LLC acted as joint book-running managers for the Initial Public Offering and Macquarie Capital (USA) Inc., Loop Capital Markets LLC and Natixis Securities Americas LLC acted as co-managers for the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (File Nos. 333-239875 and 333-240217). The registration statements became effective on July 30, 2020.

In connection with the Initial Public Offering, we incurred offering costs of approximately $46.3 million (including approximately $29.0 million in deferred underwriting commissions). Other incurred offering costs consisted principally preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Initial Public Offering expenses, $828.0 million of the net proceeds from our Initial Public Offering and the sale of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report on Form 10-Q.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1 (1)	Amended and Restated Memorandum and Articles of Association of the Company.

31.1*	Certification of Chief Executive Officer and Director Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 4, 2020 and incorporated by reference herein.

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: September 14, 2020	By:	/s/ Chinh E. Chu
	Name:	Chinh E. Chu
	Title:	Chief Executive Officer