Form 10-Q
period 2020-09-30
CC Neuberger Principal Holdings II
filed 2020-11-16
CIK 1812667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

CC Neuberger Principal Holdings II

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39410	98-1545419
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

200 Park Avenue, 58th Floor New York, NY	10166
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 355-5515

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes            ☒    No            ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes            ☒    No            ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 16, 2020, 82,800,000 Class A ordinary shares, par value $0.0001, and 25,700,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CC NEUBERGER PRINCIPAL HOLDINGS II

Quarterly Report on Form 10-Q

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Unaudited Condensed Balance Sheet as of September 30, 2020	1

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2020 and for the period from May 12, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statement of Changes in Shareholders’ Equity for the three months ended September 30, 2020 and for the period from May 12, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statement of Cash Flows for the period from May 12, 2020 (inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES		21

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2020

Assets
Current assets:
Cash	$872,274
Prepaid expenses	768,416
Total current assets	1,640,690
Investments held in Trust Account	828,101,800
Total Assets	$829,742,490

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$516,417
Accrued expenses	92,860
Accrued expenses - related party	40,000
Total current liabilities	649,277
Deferred underwriting commissions	28,980,000
Total liabilities	29,629,277

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized, 79,511,321 shares subject to possible redemption at $10.00 per share	795,113,210

Shareholders' Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,288,679 shares issued and outstanding (excluding 79,515,321 shares subject to possible redemption)	329
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 25,700,000 shares issued and outstanding	2,570
Additional paid-in capital	5,123,104
Accumulated deficit	(126,000)
Total shareholders' equity	5,000,003
Total Liabilities and Shareholders' Equity	$829,742,490

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2020	For The Period From May 12, 2020 (inception) through September 30, 2020
General and administrative expenses	$211,277	$227,800
Loss from operations	(211,277)	(227,800)
Unrealized gain on investments held in Trust Account	101,800	101,800
Net loss	$(109,477)	$(126,000)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	82,800,000	82,800,000
Basic and diluted net loss per ordinary share	$-	$-
Basic and diluted weighted average shares outstanding of Class B ordinary shares	25,700,000	25,700,000
Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM MAY 12, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - May 12, 2020 (Inception) (unaudited)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	25,700,000	2,570	22,430	-	25,000
Net loss	-	-	-	-	-	(16,523)	(16,523)
Balance - June 30, 2020 (unaudited)	-	$-	25,700,000	$2,570	$22,430	$(16,523)	$8,476.50
Sale of units in initial public offering, gross	82,800,000	8,280	-	-	827,991,720	-	828,000,000
Offering costs	-	-	-	-	(46,345,787)	-	(46,345,787)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	18,560,000	-	18,560,000
Shares subject to possible redemption	(79,511,321)	(7,951)	-	-	(795,105,259)	-	(795,113,210)
Net loss	-	-	-	-	-	(109,477)	(109,477)
Balance - September 30, 2020 (unaudited)	3,288,679	$329	25,700,000	$2,570	$5,123,104	$(126,000)	$5,000,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 12, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

Cash Flows from Operating Activities:
Net loss	$(126,000)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	5,000
Unrealized gain on investments held in Trust Account	(101,800)
Changes in operating assets and liabilities:
Prepaid expenses	(748,416)
Accounts payable	62,279
Accrued expenses	7,860
Accrued expenses - related party	40,000
Net cash used in operating activities	(861,077)

Cash Flows from Investing Activities
Principal deposited in Trust Account	(828,000,000)
Net cash used in investing activities	(828,000,000)

Cash Flows from Financing Activities:
Proceeds received from note payable to related parties	50,000
Repayment of note payable to related parties	(266,737)
Proceeds received from initial public offering, gross	828,000,000
Proceeds from private placement	18,560,000
Payment of deferred offering costs	(16,609,912)
Net cash provided by financing activities	829,733,351

Net change in cash	872,274

Cash - beginning of the period	-
Cash - ending of the period	$872,274

Supplemental disclosure of noncash investing and financing activities:
Prepaid expenses paid in exchange for issuance of Class B ordinary shares to Sponsor	$20,000
Offering costs included in accounts payable	$454,138
Offering costs included in accrued expenses	$85,000
Offering costs paid by Sponsor through note payable	$216,737
Deferred underwriting commissions in connection with the initial public offering	$28,980,000
Change in value of Class A ordinary shares subject to possible redemption	$795,153,210

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

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

At September 30, 2020, the Company had not yet commenced operations. All activity for the period from May 12, 2020 (inception) through September 30, 2020 relates to the Company’s formation and its initial public offering (“Initial Public Offering”), and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is CC Neuberger Principal Holdings II Sponsor LLC, a Delaware limited liability company (“Sponsor”). The registration statement for the Initial Public Offering became effective on July 30, 2020. On August 4, 2020, the Company consummated the Initial Public Offering of 82,800,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), including the issuance of 10,800,000 Units as a result of the underwriters’ exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $828.0 million, and incurring offering costs of approximately $46.3 million, inclusive of approximately $29.0 million in deferred underwriting commissions (Note 6).

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

Upon the closing of the Initial Public Offering and the Private Placement, $828.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants were placed in a trust account (“Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust). However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act.

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

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per Public Share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended September 30, 2020 and the period from May 12, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on August 10, 2020 and August 3, 2020, respectively.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Risk and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected. Additionally, the Company’s ability to complete an Initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an Initial Business Combination in a timely manner. The Company’s ability to consummate an Initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of September 30, 2020, the Company had approximately $872,000 in its operating bank account, and working capital of approximately $1.0 million.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, and a loan of approximately $267,000 pursuant to the Note issued to the Sponsor (Note 5). Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 10, 2020. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 5). As of September 30, 2020, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Investment Securities Held in Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, the Company was required to place net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement in a Trust Account, which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by management of the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account. Investments held in Trust Account are classified as trading securities, which are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of trading securities is included in investment income on Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. At September 30, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of September 30, 2020, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s investments in money market funds held in Trust Account are valued using NAV as a practical expedient for fair value under ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), and are therefore excluded from the levels of the fair value hierarchy. The Company’s investments in marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days, classified as trading securities. The fair value for trading securities is determined using quoted market prices in active markets.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, and other costs incurred that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 79,511,321 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Income Taxes

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 39,260,000, of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed statements of operations include a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the income earned on investments held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account, resulting in net income of approximately $102,000 and $102,000 for the three month period ended September 30, 2020 and for the period from May 12, 2020 (inception) through September 30, 2020, respectively, by the weighted average number of Class A ordinary shares outstanding since original issuance. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss, less income attributable to Class A ordinary shares by the weighted average number of Class B ordinary shares outstanding for the period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s financial statements.

Note 3—Initial Public Offering

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

Note 4—Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 18,560,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, to the Company’s Sponsor, generating gross proceeds to the Company of approximately $18.6 million.

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. Certain proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5—Related Party Transactions

Founder Shares

On August 4, 2020, the Company issued 7,875,000 Class B ordinary shares to the Sponsor (the “Founder Shares”) in exchange for a capital contribution of $25,000. On July 15, 2020, the Company effected a share capitalization resulting in the Sponsor holding an aggregate of 22,250,000 Founder Shares. Subsequent to this share capitalization, in July 2020, the Sponsor transferred 40,000 Founder Shares to each of Joel Alsfine and James Quella, the independent director nominees. On July 30, 2020, the Company effected a share capitalization resulting in the Initial Shareholders holding an aggregate of 25,700,000 Founder Shares, including up to 2,700,000 shares were subject to forfeiture to the Company for no consideration to the extent that the option to purchase additional units is not exercised in full or in part, so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding shares after the Initial Public Offering plus the number of Class A ordinary shares to be sold pursuant to any forward purchase agreement entered into in connection with the Initial Public Offering (the “Forward Purchase Agreement”). All shares and the associated amounts have been retroactively restated to reflect the share capitalizations. On August 4, 2020, the underwriters fully exercised the over-allotment option; thus, no Founder Shares are currently subject to forfeiture.

The Initial Shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination and (ii) subsequent to the initial Business Combination (x) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property or (y) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Shareholders with respect to any Founder Shares.

Related Party Loans

On August 4, 2020, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. As of August 4, 2020, the Company borrowed approximately $267,000 under the Note. The Company fully repaid the Note on September 10, 2020.

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

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company reimburses the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $20,000 per month. The Company incurred approximately $40,000 and $40,000 in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for the three months ended September 30, 2020 and for the period from May 12, 2020 (inception) through September 30, 2020, respectively.

Forward Purchase Arrangement

In connection with the consummation of the Public Offering, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with Neuberger Berman Opportunistic Capital Solutions Master Fund LP (“NBOKS”), a member of our sponsor, which will provide for the purchase of up to $200,000,000 of units, with each unit consisting of one Class A ordinary share and three-sixteenths of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of our initial business combination. The Forward Purchase Agreement will allow NBOKS to be excused from its purchase obligation in connection with a specific business combination if NBOKS does not have sufficient committed capital allocated to the Forward Purchase Agreement to fulfill its funding obligations under such forward purchase agreement in respect of such business combination. Following the consummation of this offering and prior to an initial business combination, NBOKS intends to raise additional committed capital such that the condition described in the preceding sentence is met, but there can be no assurance that additional capital will be available. The obligations under the Forward Purchase Agreement will not depend on whether any Class A ordinary shares are redeemed by our public shareholder

Performance Based Compensation

Upon successful completion of the Company’s Business Combination, a payment to our Chief Financial Officer of the greater of $20,000 per month and $120,000 in the aggregate for his services. The Company has not incurred any expenses in the accompanying unaudited condensed consolidated statements of operations for the three months ended September 30, 2020 and for the period from May 12, 2020 (inception) through September 30, 2020, respectively, for this arrangement.

Note 6—Commitments and Contingencies

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the prospectus to purchase up to 10,800,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On August 4, 2020, the underwriters fully exercised the over-allotment option.

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $16.6 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred underwriting commission of $0.35 per unit, or approximately $29.0 million in the aggregate. The deferred underwriting commission will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7—Shareholders’ Equity

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2020, there were 82,800,000 Class A ordinary shares issued or outstanding, including 79,511,321 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On May 19, 2020, 7,875,000 Class B ordinary shares were issued to the Sponsor. On July 15, 2020, the Company effected a share capitalization resulting in the Sponsor holding an aggregate of 22,250,000 Class B ordinary shares. Subsequent to this share capitalization, in July 2020, the Sponsor transferred 40,000 Class B ordinary shares to each of Joel Alsfine and James Quella, the independent director nominees. On July 30, 2020, the Company effected a share capitalization resulting in the Initial Shareholders holding an aggregate of 25,700,000 Class B ordinary shares. All shares and the associated amounts have been retroactively restated to reflect the share capitalizations. Of the 25,700,000 Class B ordinary shares, an aggregate of up to 2,700,000 shares were subject to forfeiture to the Company for no consideration to the extent that the option to purchase additional units is not exercised in full or in part, so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding shares after the Initial Public Offering plus the number of Class A ordinary shares to be sold pursuant to any Forward Purchase Agreement. On August 4, 2020, the underwriters fully exercised the over-allotment option; thus, no Class B ordinary shares are currently subject to forfeiture.

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

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2020, there were no preference shares issued or outstanding.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (1) the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (2) the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees, (3) the Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis and (4) any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the Private Placement Warrants will require a vote of holders of at least 50% of the number of the then outstanding Private Placement Warrants. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

The Company may redeem the Public Warrants (but not the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•	if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like).

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

Commencing 90 days after the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants (but not the Private Placement Warrants):

•	in whole and not in part;

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

•	at $0.10 per warrant provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the agreed table based on the redemption date and the “fair market value” of the Class A ordinary shares (as defined below);

•	upon a minimum of 30 days’ prior written notice of redemption; and

•	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

Note 8—Fair Value Measurements

Investments held in Trust Account is comprised of the following as of September 30, 2020:

Investments held in Trust Account:
Marketable Securities	$772,401,635
Money market mutual funds	55,700,165

$828,101,800

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Marketable securities held in Trust Account:
U.S. Treasury Securities	$772,401,635	$-	$-

	$772,401,635	$-	$-

Level 1 instruments include investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from May 12, 2020 (inception) through September 30, 2020.

Note 9—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements are available for issuance, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed, except as disclosed below.

The Company has entered into a backstop facility agreement with NBOKS on November 16, 2020 (the “Backstop Agreement”), whereby NBOKS agreed to, subject to the availability of capital it has committed to all SPACs sponsored by CC Capital Partners, LLC and NBOKS on a first come first serve basis and the other terms and conditions included therein, at the closing of an initial Business Combination, subscribe for the Company’s Class A Ordinary Shares, par value $0.0001 per share, to fund redemptions by shareholders of the Company in connection with such Business Combination in an amount of up to $300,000,000. The Backstop Agreement allows NBOKS to be excused from its purchase obligation thereunder in connection with such Business Combination if any direct or indirect investor in NBOKS with opt-out rights exercises such rights in connection with such Business Combination.

A copy of the Backstop Agreement is attached as Exhibit 10.1 hereto and is incorporated herein by reference, and the foregoing description of the Backstop Agreement is qualified in its entirely by reference thereto.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to CC Neuberger Principal Holdings II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated on May 12, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”) that we have not yet identified. We may pursue a Business Combination in any industry or sector. Our sponsor is CC Neuberger Principal Holdings II Sponsor LLC, a Delaware limited liability company (our “Sponsor”).

Our registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on July 30, 2020. On August 4, 2020, we consummated the Initial Public Offering of 82,800,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), including the issuance of 10,800,000 Units as a result of the underwriters’ exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $828.0 million, and incurring offering costs of approximately $46.3 million, inclusive of approximately $29.0 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 18,560,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, in a private placement to our Sponsor, generating gross proceeds to the Company of approximately $18.6 million .

Upon the closing of the Initial Public Offering and the Private Placement, $828.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants were placed in a trust account (“Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or August 4, 2022, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes paid or payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. Our Amended and Restated Memorandum and Articles of Association provides that, if we wind up for any other reason prior to the consummation of the initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than 10 business days thereafter, subject to applicable Cayman Islands law.

Results of Operations

Our entire activity since inception through September 30, 2020 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had net loss of approximately $109,000, which consisted of approximately $211,000 in general and administrative costs offset by approximately $102,000 investment income on Trust Account.

For the period from May 12, 2020 (inception) through September 30, 2020, we had net loss of approximately $126,000, which consisted of approximately $228,000 in general and administrative costs offset by approximately $102,000 investment income on Trust Account.

Liquidity and Capital Resources

As of September 30, 2020, we had approximately $872,000 in our operating bank account, working capital of approximately $1.0, and no interest income available in the Trust Account to pay for our tax obligations, if any.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through the payment of $25,000 from our Sponsor to cover for certain expenses on our behalf in exchange for the issuance of the founder shares, and a loan of approximately $267,000 pursuant to a note agreement issued to our Sponsor (the “Note”). Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on September 10, 2020. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us working capital loans. As of September 30, 2020, there were no amounts outstanding under any working capital loan.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

We continue to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 79,511,321 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 39,260,000 of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

Our unaudited condensed statements of operations include a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the income earned on investments held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account, resulting in net income of approximately $102,000 and $102,000 for the three month period ended September 30, 2020 and for the period from May 12, 2020 (inception) through September 30, 2020, respectively, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss, less income attributable to Class A ordinary shares by the weighted average number of Class B ordinary shares outstanding for the period.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from May 12, 2020 (inception) through September 30, 2020, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

 None.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s final prospectus for the Initial Public Offering as filed with the SEC on August 3, 2020.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1 (1)	Amended and Restated Memorandum and Articles of Association of the Company.

10.1	Backstop Facility Agreement between the Company and NBOKS, dated as of November 16, 2020.

31.1*	Certification of Chief Executive Officer and Director Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 4, 2020 and incorporated by reference herein.

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 16, 2020	By:	/s/ Chinh E. Chu
	Name:	Chinh E. Chu
	Title:	Chief Executive Officer