Form 10-K
period 2020-12-31
CC Neuberger Principal Holdings II
filed 2021-03-31
CIK 1812667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
To
Commission File No. 001-39410

CC Neuberger Principal Holdings II

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1545419
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
200 Park Avenue, 58th Floor New York, NY	10166 (Zip Code)
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

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

The Registrant’s Class A ordinary shares, par value $0.0001 per share, began trading on the New York Stock Exchange separately from its Units on September 21, 2020. The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2020 was approximately $861,120,000.

As of March 30, 2021, 82,800,000 Class A ordinary shares, par value $0.0001, and 25,700,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CC Neuberger Principal Holdings II
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our being a company with no operating history and no operating revenues;

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial Business Combination;

•	our expectations around the performance of the prospective target business;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

•	the proceeds of the forward purchase securities being available to us;

•	our potential ability to obtain additional financing to complete our initial Business Combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial Business Combination due to the uncertainty resulting from the recent COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);

•	the ability of our officers and directors to generate a number of potential Business Combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties;

•	our financial performance; and

•	the other risk and uncertainties discussed in “Item 1.A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”).

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I.

References in this Annual Report on Form 10-K (this “Annual Report”) to (i) “we,” “us,” “our” or the “Company” are to CC Neuberger Principal Holdings II, a blank check company incorporated as a Cayman Islands exempted company, (ii) “founders” are to senior professionals of CC Capital SP, LP and Neuberger Berman; (iii) our “initial shareholders” are to our Sponsor and our independent director that held our founder shares prior to our initial public offering; (iv) our “management” or our “management team” are to our officers and directors, (v) “NBOKS” are to Neuberger Berman Opportunistic Capital Solutions Master Fund LP, a Delaware limited partnership and a member of our Sponsor; and (vi) “Sponsor” are to CC Neuberger Principal Holdings II Sponsor LLC, a Delaware limited liability company.

Item 1.	Business.

Overview

We are a blank check company incorporated on May 12, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We may pursue an initial Business Combination target in any industry or sector. Our Sponsor is CC Neuberger Principal Holdings II Sponsor LLC, a Delaware limited liability company.

The registration statements for our initial public offering (the “Initial Public Offering”) became effective on July 30, 2020. On August 4, 2020, we consummated the Initial Public Offering of 82,800,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), including the issuance of 10,800,000 additional Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $828.0 million, and incurring offering costs of approximately $46.3 million, inclusive of approximately $29.0 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (the “Private Placement”) of 18,560,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, in a private placement to the Sponsor, generating gross proceeds of approximately $18.6 million.

Upon the closing of the Initial Public Offering and the Private Placement, $828.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants were placed in a trust account (the “Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Our initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount). We will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that we will be able to successfully effect a Business Combination.

We intend to effectuate a Business Combination using cash from the proceeds from the Initial Public Offering and the Private Placement, the proceeds of the sale of our securities in connection with our initial Business Combination (pursuant to the forward purchase agreement described below or other forward purchase agreements or backstop agreements we may enter into or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. Our entire activity since inception through December 31, 2020 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

We will provide the holders of our Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters.

If we do not complete a Business Combination within 24 months from the closing of the Initial Public Offering, or August 4, 2022 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes paid or payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. Our Amended and Restated Memorandum and Articles of Association provides that, if we wind up for any other reason prior to the consummation of the initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than 10 business days thereafter, subject to applicable Cayman Islands law.

Effecting a Business Combination

Our Business Strategy

Our business strategy is to identify and complete our initial Business Combination with a company that complements the experiences and skills of our management team and can benefit from their operational expertise. Our selection process will leverage our founders’ broad and deep relationship network, unique industry experiences and proven deal sourcing capabilities to access a broad spectrum of differentiated opportunities. This network has been developed through our founders’ extensive experience and demonstrated success in both investing in and operating businesses in our target sectors and across a variety of industries, including:

•	a track record of successfully identifying, acquiring, and growing companies and ability to deliver shareholder value over an extended time period with above-market-average investment returns;

•	experience deploying a proven value creation toolkit including recruiting world-class talent, identifying value enhancements, delivering operating efficiencies and successfully integrating strategic acquisitions; and

•	an extensive history of accessing the capital markets across various business cycles, including financing businesses and assisting companies with the transition to public ownership.

We believe that our management team is well positioned to identify attractive Business Combination opportunities with a compelling industry backdrop and an opportunity for transformational growth. Our founders’ objectives are to generate attractive returns for shareholders and enhance value through improving operational performance of the acquired company. We expect to favor opportunities with certain industry and business characteristics. Key industry characteristics include compelling long-term growth, attractive competitive dynamics, consolidation opportunities and low risk of technological obsolescence. Key business characteristics include high barriers to entry, significant streams of recurring revenue, opportunity for operational improvement, attractive steady-state margins, high incremental margins and attractive free cash flow characteristics.

In connection with the Initial Public Offering, we entered into a forward purchase agreement with NBOKS, which provides for the purchase of up to $200,000,000 of units, with each unit consisting of one Class A ordinary share and three-sixteenths of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of our initial Business Combination. The forward purchase agreement will allow NBOKS to be excused from its purchase obligation in connection with a specific Business Combination if NBOKS does not have sufficient committed capital allocated to the forward purchase agreement to fulfill its funding obligations under such forward purchase agreement in respect of such Business Combination. Prior to an initial Business Combination, NBOKS intends to raise additional committed capital such that the condition described in the preceding sentence is met, but there can be no assurance that additional capital will be available. The obligations under the forward purchase agreement will not depend on whether any Class A ordinary shares are redeemed by our public shareholders. The forward purchase securities will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in our initial Business Combination, expenses in connection with our initial Business Combination or for working capital in the post-transaction company.

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial Business Combination with a target business that does not meet these criteria and guidelines. We intend to seek to acquire businesses that we believe:

•	are fundamentally sound but are underperforming their potential;

•	exhibit unrecognized value or other characteristics that we believe have been misevaluated by the marketplace;

•	are at an inflection point where we believe we can drive improved financial performance;

•	offer opportunities to enhance financial performance through organic initiatives and/or inorganic growth opportunities that we identify in our analysis and due diligence;

•	can benefit from our founders’ knowledge of the target sectors, proven collection of operational strategies and tools, and past experiences in profitably and rapidly scaling businesses;

•	are valued attractively relative to their existing cash flows and potential for operational improvement; and

•	offer an attractive potential return for our shareholders, weighing potential growth opportunities and operational improvements in the target business against any identified downside risks.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Additional Disclosures

In April 2018, Chinh E. Chu, our Chief Executive Officer and a member of our board of directors, co-founded Collier Creek Holdings (“Collier Creek”), a blank check company formed for substantially similar purposes as our company. Collier Creek completed its initial public offering in October 2018, in which it sold 44,000,000 units, each consisting of one Class A ordinary share of Collier Creek and one-third of one redeemable warrant to purchase one Class A ordinary share of Collier Creek, for an offering price of $10.00 per unit, generating aggregate proceeds of $440 million. On August 28, 2020, Collier Creek consummated the acquisition of Utz Brands Holdings, LLC, the parent of Utz Quality Foods, LLC, a leading manufacturer of branded salty snacks, to form Utz Brands (NYSE: UTZ).

In January 2020, CC Capital SP, LP and NBOKS founded CC Neuberger Principal Holdings I (“CCN I”), a blank check company formed for substantially similar purposes as our company. CCN I completed its initial public offering in April 2020, in which it sold 41,400,000 units, each consisting of one Class A ordinary share of CCN I and one-third of one redeemable warrant to purchase one Class A ordinary share of CCN I, for an offering price of $10.00 per unit, generating aggregate proceeds of $414 million. On February 5, 2021, CCN I consummated the acquisition of E2open Holdings, LLC, a leading provider of supply chain management software, to form E2open (NYSE: ETWO). None of the funds available under the backstop facility agreement between CCN I and NBOKS were used in connection with CCN I’s initial business combination.

In August 2020, CC Capital SP, LP and NBOKS founded CC Neuberger Principal Holdings III (“CCN III”), a blank check company formed for substantially similar purposes as our company. CCN III completed its initial public offering in February 2021, in which it sold 40,250,000 units, each consisting of one Class A ordinary share of CCN III and one-fifth of one redeemable warrant to purchase one Class A ordinary share of CCN III, for an offering price of $10.00 per unit, generating aggregate proceeds of $402.5 million. Mr. Chu is the Chief Executive Officer of CCN III and a director on CCN III’s Board of Directors, Matthew Skurbe, our Chief Financial Officer, is the Chief Financial Officer of CCN III, each of Douglas Newton, our Executive Vice President, Corporate Development, and Mr. Giordano, our Executive Vice President, Corporate Development, is an Executive Vice President, Corporate Development of CCN III and Charles Kantor, a member of our board of directors, serves as a director on CCN III’s Board of Directors, and each owes fiduciary duties under Cayman Islands law to CCN III. CCN III has not yet announced or completed its initial business combination.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that may encompass, among other things, meetings with incumbent management and employees, document reviews and inspection of facilities, as well as a review of financial and other information that will be made available to us. We will also utilize our operational and capital planning experience.

The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination.

We are not prohibited from pursuing an initial Business Combination or subsequent transaction with a company that is affiliated with our Sponsor, founders, officers or directors. In the event we seek to complete our initial Business Combination or, subject to certain exceptions, subsequent material transactions with a company that is affiliated with our Sponsor or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of Financial Industry Regulatory Authority, Inc. (“FINRA”) or an independent accounting firm that such initial Business Combination or transaction is fair to our company from a financial point of view.

Members of our management team and our directors directly or indirectly own our ordinary shares and/or Private Placement Warrants and are affiliated with entities that purchase forward purchase securities and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

In addition, certain of our founders, officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including CCN III. As a result, if any of our founders, officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, or contractual obligations, he, she or it will need to honor such fiduciary or contractual obligations to present such Business Combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not believe that the fiduciary duties or contractual obligations of our founders, officers or directors will materially affect our ability to complete our initial Business Combination. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity (including any Business Combination opportunity) offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

In addition, our Sponsor, founders, officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial Business Combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial Business Combination. Our founders, officers and directors, are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial Business Combination.

Initial Business Combination

The rules of the NYSE require that we must consummate an initial Business Combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust). If our board of directors is not able to independently determine the fair market value of our initial Business Combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make such independent determination of fair market value, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board of directors determines that outside expertise would be helpful or necessary in conducting such analysis. As any such opinion, if obtained, would only state that the fair market value meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of the target or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required by Schedule 14A of the Exchange Act, any proxy solicitation materials or tender offer documents that we will file with the SEC in connection with our initial Business Combination will include such opinion.

We anticipate structuring our initial Business Combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

Even if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our outstanding shares subsequent to our initial Business Combination. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial Business Combination for purposes of a tender offer or for seeking shareholder approval, as applicable. In addition, we have agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of our Sponsor.

To the extent we effect our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Competition

We have encountered, and expect to continue to encounter, intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other special purpose acquisition companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries.

Some of these competitors may possess greater resources or more specialized industry knowledge related to a specific business combination target than we do and our financial resources will be relatively limited when contrasted with those of some of these competitors. Additionally, the number of blank check companies looking for Business Combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing Business Combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable may be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial Business Combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination.

Employees

We currently have four executive officers: Chinh E. Chu, Matthew Skurbe, Douglas Newton and Jason Giordano. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial Business Combination and the stage of the Business Combination process we are in. We do not intend to have any full time employees prior to the completion of our initial Business Combination.

Item 1.A.	Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, which means we may complete our initial Business Combination even though a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote before we complete our initial Business Combination if the Business Combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange listing requirement, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial Business Combination even if holders of a majority of our outstanding ordinary shares do not approve of the Business Combination we complete.

If we seek shareholder approval of our initial Business Combination, our initial shareholders and management team have agreed to vote in favor of such initial Business Combination, regardless of how our public shareholders vote.

Our initial shareholders own 23.7% of our outstanding ordinary shares. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial Business Combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial Business Combination, such initial Business Combination will be approved only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, including the founder shares. Accordingly, if we seek shareholder approval of our initial Business Combination, the agreement by our initial shareholders and management team to vote in favor of our initial Business Combination will increase the likelihood that we will receive the requisite shareholder approval for such initial Business Combination.

Your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash.

Since our board of directors may complete a Business Combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the Business Combination, unless we seek such shareholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial Business Combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. While we have entered into a forward purchase agreement with NBOKS, which provides for the purchase of up to $200,000,000 of units in a private placement to occur concurrently with the closing of our initial Business Combination, if too many public shareholders exercise their redemption rights, we may not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for our initial Business Combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption and after taking into account the availability of the $200.0 million forward purchase agreement we have entered into with NBOKS. If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial Business Combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would be unsuccessful is increased. If our initial Business Combination is unsuccessful, you would not receive your pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial Business Combination within 24 months after the closing of the Initial Public Offering may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination within 24 months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial Business Combination within 24 months after the closing of the Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial Business Combination within 24 months after the closing of the Initial Public Offering. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to impact markets and business operations both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. If we have not completed our initial Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes paid or payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than 10 business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and other events, and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The COVID-19 outbreak and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if continued concerns relating to COVID-19 continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Finally, the outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

If we seek shareholder approval of our initial Business Combination, our Sponsor, initial shareholders, directors, executive officers, advisors or their affiliates may elect to purchase public shares or public warrants, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, initial shareholders, directors, executive officers, advisors or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or public warrants in such transactions.

In the event that our Sponsor, initial shareholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to (i) vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining shareholder approval of the Business Combination, (ii) reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial Business Combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

You are not entitled to protections normally afforded to investors of many other blank check companies.

Because we had net tangible assets in excess of $5,000,000 upon the completion of the Initial Public Offering and the sale of the Private Placement Warrants and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association will provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we do not complete our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We have encountered, and expect to continue to encounter, intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other special purpose acquisition companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Some of these competitors may possess greater resources or more specialized industry knowledge related to a specific business combination target than we do and our financial resources will be relatively limited when contrasted with those of some of these competitors. Additionally, the number of blank check companies looking for Business Combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing Business Combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable may be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial Business Combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we do not complete our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into Business Combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial Business Combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination.

In evaluating a prospective target business for our initial Business Combination, our management will rely on the availability of all of the funds from the sale of the forward purchase securities to be used as part of the consideration to the sellers in the initial Business Combination. If the sale of the forward purchase securities does not close, we may lack sufficient funds to consummate our initial Business Combination.

In connection with the consummation of the Initial Public Offering, we entered into a forward purchase agreement with NBOKS, which provides for the purchase of up to $200,000,000 of units, with each unit consisting of one Class A ordinary share and three-sixteenths of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of our initial Business Combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in our initial Business Combination, expenses in connection with our initial Business Combination or for working capital in the post-transaction company. However, if the sale of the forward purchase securities does not close, we may lack sufficient funds to consummate our initial Business Combination. The forward purchase agreement will contain customary closing conditions, the fulfillment of which is a condition for NBOKS to purchase the forward purchase securities, including that our initial Business Combination must be consummated substantially concurrently with, and immediately following, the purchase of forward purchase securities. The forward purchase agreement will also allow NBOKS to be excused from its purchase obligation in connection with a specific Business Combination if NBOKS does not have sufficient committed capital allocated to the forward purchase agreement to fulfill its funding obligations under such forward purchase agreement in respect of such Business Combination. In the event of any such failure to fund, any obligation is so terminated or any such condition is not satisfied and not waived, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all. Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-Business Combination company.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to the company, and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. The underwriters of the Initial Public Offering will not execute an agreement with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason.

Upon redemption of our public shares, if we do not complete our initial Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to a letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per public share.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial Business Combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public shareholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial Business Combination or to redeem 100% of our public shares if we have not consummated an initial Business Combination within 24 months from the closing of the Initial Public Offering; or (iii) absent an initial Business Combination within 24 months from the closing of the Initial Public Offering, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

If we have not completed our initial Business Combination within the allotted time period, our public shareholders may be forced to wait beyond such allotted time period before redemption from our Trust Account.

If we have not completed our initial Business Combination within 24 months from the closing of the Initial Public Offering, the proceeds then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes paid or payable), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Cayman Islands Companies Act (As Revised) (“Companies Act”). In that case, investors may be forced to wait beyond 24 months from the closing of the Initial Public Offering before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial Business Combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than 10 business days thereafter, subject to applicable Cayman Islands law.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of approximately $18,000 and imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial Business Combination. Our public shareholders will not have the right to appoint directors until after the consummation of our initial Business Combination.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NYSE. There is no requirement under the Companies Act for us to hold annual or general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors until after the consummation of our initial Business Combination. In addition, prior to our initial Business Combination, only holders of our Class B ordinary shares have the right to vote on the appointment of directors, including in connection with the completion of our initial Business Combination and holders of a majority of our Class B ordinary shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial Business Combination.

The grant of registration rights to our initial shareholders and holders of our Private Placement Warrants may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Our initial shareholders and their permitted transferees can demand that we register the resale of the Class A ordinary shares into which founder shares are convertible, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A ordinary shares issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares and the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of such Private Placement Warrants. Pursuant to the forward purchase agreement, we will use our reasonable best efforts (i) to file within 30 days after the closing of the initial Business Combination a registration statement with the SEC for a secondary offering of the forward purchase shares and the forward purchase warrants (and underlying Class A ordinary shares), (ii) to cause such registration statement to be declared effective promptly thereafter but in no event later than 60 days after the initial filing, (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which NBOKS or its assignees cease to hold the securities covered thereby, and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and (iv) after such registration statement is declared effective, cause us to conduct firm commitment underwritten offerings, subject to certain limitations. In addition, the forward purchase agreement provides for certain “piggy-back” registration rights to the holders of forward purchase securities to include their securities in other registration statements filed by us. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our initial shareholders, holders of our Private Placement Warrants or their respective permitted transferees are registered for resale.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue Business Combination opportunities in any sector, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value

We may seek Business Combination opportunities in industries or sectors which may or may not be outside of our management’s areas of expertise.

We will consider a Business Combination outside of our management’s area of expertise if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a Business Combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not meet some or all of these criteria and guidelines. If we complete our initial Business Combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We may seek Business Combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek Business Combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the Business Combination may not be as successful as we anticipate.

To the extent we complete our initial Business Combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our Business Combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial Business Combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that such initial Business Combination or transaction is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial Business Combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one concurrently with or immediately following the consummation of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association will authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of December 31, 2020, there were 417,200,000 and 24,300,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants and any forward purchase warrants, shares issuable upon conversion of the Class B ordinary shares or any forward purchase shares. The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial Business Combination, or earlier at the option of the holder thereof, as described herein. As of December 31, 2020, there were no preference shares outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one concurrently with or immediately following the consummation of our initial Business Combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association will provide, among other things, that prior to our initial Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our public shares (a) on any initial Business Combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to extend the time we have to consummate a Business Combination beyond 24 months from the closing of the Initial Public Offering. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.

Our initial Business Combination or reincorporation may result in taxes imposed on shareholders or warrant holders.

We may, in connection with our initial Business Combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial Business Combination within the required time period, our public shareholders may only receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers or directors which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers or directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance — Conflicts of Interest.” In addition, our sponsor and our officers and directors may sponsor, form, invest in or otherwise become involved with other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. In particular, affiliates of our sponsor currently sponsor two other blank check companies, CCN III, and Mr. Chu is the Chief Executive Officer of CCN III and a director on CCN III’s Board of Directors, Mr. Giordano is a director of Utz Brands, Inc., the Executive Vice President, Corporate Development of CCN III, Mr. Skurbe is the Chief Financial Officer of CCN III, Mr. Newton is the Executive Vice President, Corporate Development of CCN III and Mr. Kantor serves as a director on CCN III’s Board of Directors.

On August 28, 2020, Collier Creek consummated the acquisition of Utz Brands Holdings, LLC, the parent of Utz Quality Foods, LLC, a leading manufacturer of branded salty snacks, to form Utz Brands (NYSE: UTZ). On February 5, 2021, CCN I consummated the acquisition of E2open Holdings, LLC, a leading provider of supply chain management software, to form E2open (NYSE: ETWO). In addition, CCN III may seek to complete a business combination in any industry or location. Any such companies may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any potential conflicts would materially affect our ability to complete our initial business combination. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our initial Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

Our initial shareholders hold 25,700,000 Class B ordinary shares as of the date of this Annual Report on Form 10-K, including 25,620,000 held by our Sponsor. The founder shares will be worthless if we do not complete an initial Business Combination. In addition, our Sponsor has purchased an aggregate of 18,560,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant, in a private placement that closed simultaneously with the closing of the Initial Public Offering. If we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering, the Private Placement Warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the 24-month anniversary of the closing of the Initial Public Offering nears, which is the deadline for our completion of an initial Business Combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

We may choose to incur substantial debt to complete our initial Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation or prevailing interest rates; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one Business Combination with the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

In addition, in connection with the consummation of the Initial Public Offering, we entered into a forward purchase agreement with NBOKS, which provides for the purchase of up to $200,000,000 of units, with each unit consisting of one Class A ordinary share and three-sixteenths of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of our initial Business Combination. The forward purchase securities will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in our initial Business Combination, expenses in connection with our initial Business Combination or for working capital in the post-transaction company. The forward purchase agreement will allow NBOKS to be excused from its purchase obligation in connection with a specific Business Combination if NBOKS does not have sufficient committed capital allocated to the forward purchase agreement to fulfill its funding obligations under such forward purchase agreement in respect of such Business Combination. There can be no assurance that the forward purchase will close.

We may effectuate our initial Business Combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our initial Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our Business Combination strategy, we may seek to effectuate our initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial Business Combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate an initial Business Combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete an initial Business Combination that some of our shareholders may not support.

In order to effectuate a Business Combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of Business Combination, increased redemption thresholds and extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the Company, and amending our warrant agreement in a manner that would adversely impact the registered holders of public warrants will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the then outstanding Private Placement Warrants. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial Business Combination or to redeem 100% of our public shares if we have not consummated an initial Business Combination within 24 months from the closing of the Initial Public Offering. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered in the Initial Public Offering, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time to consummate an initial Business Combination in order to effectuate our initial Business Combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company (or 65% of our ordinary shares with respect to amendments to the trust agreement governing the release of funds from our Trust Account), which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial Business Combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association will provide that any of its provisions related to pre-Business Combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of not less than 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association relating to the rights of holders of Class B ordinary shares to appoint or remove directors prior to our initial Business Combination may only be amended by a special resolution passed by a majority of at least 90% our ordinary shares voting in a general meeting. Our initial shareholders, who collectively beneficially own 23.7% of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-Business Combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial Business Combination or to redeem 100% of our public shares if we have not consummated an initial Business Combination within 24 months from the closing of the Initial Public Offering, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of taxes paid or payable), divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants and forward purchase securities prove to be insufficient, either because of the size of our initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our initial Business Combination, the sale of the forward purchase securities does not close or the terms of negotiated transactions to purchase shares in connection with our initial Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial Business Combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own 23.7% of our outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. In addition, our board of directors, whose members were appointed by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome following our initial Business Combination. In addition, prior to our initial Business Combination, only holders of our Class B ordinary shares have the right to vote on the appointment of directors, including in connection with the completion of our initial Business Combination and holders of a majority of our Class B ordinary shares may remove a member of the board of directors for any reason. As a result, holders of Class A ordinary shares will not have the right to appoint any directors until after the completion of our initial Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of our Sponsor. Accordingly, our initial shareholders will continue to exert substantial control at least until the completion of our initial Business Combination.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial Business Combination.

We have issued warrants to purchase 39,260,000 of our Class A ordinary shares and, simultaneously with the closing of the Initial Public Offering, we issued in the Private Placement an aggregate of 18,560,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. We may also issue up to 3,750,0000 forward purchase warrants pursuant to the forward purchase agreement. In addition, if the Sponsor makes any working capital loans, it may convert up to $2,500,000 of such loans into up to an additional 2,500,000 warrants, at the price of $1.00 per warrant. We may also issue Class A ordinary shares in connection with our redemption of warrants. To the extent we issue ordinary shares for any reason, including to effectuate a Business Combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

If we pursue a target company with operations or opportunities outside of the United States for our initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial Business Combination, and if we effect such initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial Business Combination, we would be subject to risks associated with cross-border Business Combinations, including in connection with investigating, agreeing to and completing our initial Business Combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future Business Combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	challenges in managing and staffing international operations;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots, civil disturbances and wars;

•	regime changes and political upheaval; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial Business Combination, or, if we complete such initial Business Combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

Risks Relating to the Post-Business Combination Company

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges or file for bankruptcy protection, which could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges or file for bankruptcy protection, which could result in our reporting losses. For example, following an investment by one of our founders in Constellation Healthcare Technologies Inc. (“CHT”), CHT filed for bankruptcy protection. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

After our initial Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial Business Combination and if we effect our initial Business Combination, the ability of that target business to become profitable

Our management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial Business Combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the Business Combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

After our initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial Business Combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

If our management following our initial Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial Business Combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the Business Combination will remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue shares to consummate an initial Business Combination.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial Business Combination, or earlier at the option of the holder thereof, on a one-for-one basis. However, if additional Class A ordinary shares or any other equity-linked securities are issued or deemed issued in connection with our initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as converted basis, 20% of the sum of (i) the total number of ordinary shares outstanding upon completion of the Initial Public Offering plus (ii) the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination (including the forward purchase shares, but not the forward purchase warrants), excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to our Sponsor upon conversion of working capital loans, provided that such conversion of Class B ordinary shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial Business Combination.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial Business Combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial Business Combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial Business Combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Since only holders of our founder shares will have the right to vote on the appointment of directors, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our founder shares have the right to vote on the appointment of directors. As a result, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under the rules of the NYSE;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

Risks Relating to Our Management Team and Conflicts of Interest

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial Business Combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, director or advisory positions following our initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination, and a particular Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Business Combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to an agreement to be entered into on or prior to the closing of the Initial Public Offering, our Sponsor, upon and following the consummation of our initial Business Combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement.

The officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial Business Combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Item 10.— Directors, Executive Officers and Corporate Governance.”

Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including other special purpose acquisition companies, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including the special purpose acquisition companies noted below and any other special purpose acquisition companies they may become involved with, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

Certain of our directors and officers are affiliated with other special purpose acquisition companies and our sponsor and directors and officers are also not prohibited from sponsoring, forming, investing in, or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. For example, affiliates of our sponsor currently sponsor two other blank check companies, CCN III, and Mr. Chu is the Chief Executive Officer of CCN III and a director on CCN III’s Board of Directors, Mr. Skurbe is the Chief Financial Officer of CCN III, Mr. Newton is the Executive Vice President, Corporate Development of CCN III and Mr. Kantor serves as a director on CCN III’s Board of Directors. In addition, CCN III may seek to complete a business combination in any industry or location. Any such companies may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any potential conflicts would materially affect our ability to complete our initial business combination. Any other special purpose acquisition company may also have terms that are the same or different than our terms, including terms that are more favorable to its investors and/or potential target businesses.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties, including CCN III.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated memorandum and articles of association will provide that we renounce our interest in any corporate opportunity (including any business combination opportunity) offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10.  Directors, Executive Officer and Corporate Governance,” “Item 10.  Directors, Executive Officer and Corporate Governance  — Conflicts of Interest” and “Item 13  — Certain Relationships and Related Party Transactions.”

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our Sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a Business Combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular Business Combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

Risks Relating to Our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial Business Combination, and then only in connection with those Class A ordinary shares that such shareholders properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial Business Combination or to redeem 100% of our public shares if we have not consummated an initial Business Combination within 24 months from the closing of the Initial Public Offering and (iii) the redemption of our public shares if we do not complete an initial Business Combination within 24 months from the closing of the Initial Public Offering, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial Business Combination. In order to continue listing our securities on the NYSE prior to our initial Business Combination, we must maintain certain financial, share price and distribution levels. Generally, we must maintain a minimum number of holders of our securities (generally 300 public holders). Additionally, our units will not be traded after completion of our initial Business Combination, and, in connection with our initial Business Combination, we will be required to demonstrate compliance with the applicable exchange’s initial listing requirements, which are more rigorous than continued listing requirements, in order to continue to maintain the listing of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If any of our securities are delisted from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, Class A ordinary shares and warrants currently qualify as covered securities under the statute. Although the states are pre-empted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.

Pursuant to the terms of the warrant agreement, we have agreed that, as soon as reasonably practicable, but in no event later than 20 business days after the closing of our initial Business Combination, we will use our commercially reasonable efforts to file a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days following the closing of our initial Business Combination, and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available. If our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use commercially reasonable efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus related to the Initial Public Offering, or defective provision (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then outstanding Private Placement Warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sale price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the last reported sale price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.365 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

The forward purchase warrants will be redeemable on the same terms as the warrants offered as part of the units being sold in the Initial Public Offering.

You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of our Class A ordinary shares (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value and (B) 0.365 Class A ordinary shares per warrant. The “fair market value” is the average reported last sale price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

Because each Unit contains one-fourth of one warrant and only a whole warrant may be exercised, the Units may be worth less than units of other special purpose acquisition companies.

Each Unit contains one-fourth of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the Units, and only whole Units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant or a greater fraction of one whole warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the warrants upon completion of a Business Combination since the warrants will be exercisable in the aggregate for one-fourth of the number of shares compared to Units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this Unit structure may cause our Units to be worth less than if a Unit included one whole or a greater fraction of one whole warrant to purchase one whole share.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the U.S. courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a U.S. company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association will contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors, advance notice procedures, inability of shareholders to call a general meeting, removal of directors only for cause (other than by holders of our Class B ordinary shares prior to our initial Business Combination) and only by the board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial Business Combination only holders of our Class B ordinary shares are entitled to vote on the appointment of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

General Risk Factors

We are a newly incorporated blank check company incorporated as a Cayman Islands exempted company with no operating history and no operating revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly incorporated blank check company incorporated as a Cayman Islands exempted company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our initial Business Combination. If we fail to complete our initial Business Combination, we will never generate any operating revenues.

Past performance of our founders and the other members of our management team, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in us, and we may be unable to provide positive returns to shareholders.

Information regarding our founders and the other members of our management team, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance of our founders and the other members of our management team and the businesses with which they have been associated, including related to acquisitions and shareholder returns, is not a guarantee that we will be able to successfully identify a suitable candidate for our initial Business Combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any initial Business Combination we may consummate. You should not rely on the historical experiences of our founders or the other members of our management team, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us, including whether we can provide an attractive return to our shareholders, or as indicative of every prior investment by each of our founders and the other members of our management team. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our taxable year ended December 31, 2020, our current taxable year, and our subsequent taxable years may depend upon the status of an acquired company pursuant to a Business Combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our taxable year ended December 31, 2020, our current taxable year, or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and warrants.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting company,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30th before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Item 1.B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We currently maintain our executive offices at 200 Park Avenue, 58th Floor, New York, New York 10166. The cost for our use of this space is included in the $20,000 per month fee we will pay to an affiliate of our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4.	Mine Safety Disclosures.

None.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our Units began trading on the NYSE on July 31, 2020. Each Unit consists of one Class A ordinary share and one-fourth of one redeemable warrant to purchase one Class A ordinary share. On September 18, 2020, we announced that holders of the Units may elect to separately trade the Class A ordinary shares and redeemable warrants included in the Units commencing on September 21, 2020. Any Units not separated continue to trade on the New York Stock Exchange under the symbol “PRPB.U.” Any underlying Class A ordinary shares and redeemable warrants that were separated trade on the NYSE under the symbols “PRPB” and “PRPB WS,” respectively.

(b) Holders

As of March 30, 2021, there was approximately one holder of record of our Units, approximately one holder of record of our separately traded Class A ordinary share, and approximately two holders of record of our redeemable warrants.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

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

In connection with the Initial Public Offering, we incurred offering costs of approximately $46.3 million (including approximately $29.0 million in deferred underwriting commissions). Other incurred offering costs consisted principally preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Initial Public Offering expenses, $828.0 million of the net proceeds from our Initial Public Offering and the sale of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Annual Report

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 6.	Selected Financial Data.

Selected financial data has been omitted as permitted under rules applicable to smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to CC Neuberger Principal Holdings II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1.A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 18,560,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, in a private placement to our Sponsor, generating gross proceeds to the Company of approximately $18.6 million.

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

If we do not complete a Business Combination within 24 months from the closing of the Initial Public Offering, or August 4, 2022, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes paid or payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. Our Amended and Restated Memorandum and Articles of Association provides that, if we wind up for any other reason prior to the consummation of the initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than 10 business days thereafter, subject to applicable Cayman Islands law.

Results of Operations

Our entire activity since inception through December 31, 2020 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from May 12, 2020 (inception) through December 31, 2020, we had net loss of approximately $151,000, which consisted of approximately $292,000 in net gain earned on investments held in the Trust Account, offset by approximately $442,000 in general and administrative costs.

Liquidity and Capital Resources

As of December 31, 2020, we had approximately $738,000 in our operating bank account and working capital of approximately $777,000. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through the payment of $25,000 from our Sponsor to cover for certain expenses on our behalf in exchange for the issuance of the founder shares, and a loan of approximately $267,000 pursuant to a note agreement issued to our Sponsor (the “Note”). Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on September 10, 2020. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us working capital loans. As of December 31, 2020, there were no amounts outstanding under any working capital loan.

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

We continue to evaluate the impact of the COVID-19 pandemic and have concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the prospectus to purchase up to 10,800,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On August 4, 2020, the underwriters fully exercised the over-allotment option.

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

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the initial Business Combination and the Company’s liquidation, we reimburse the Sponsor for office space, secretarial and administrative services provided to us in the amount of $20,000 per month. We incurred approximately $100,000 in general and administrative expenses in the accompanying statements of operations for the period from May 12, 2020 (inception) through December 31, 2020 included in accrued expenses – related party.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting policies:

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 79,508,844 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 39,260,000 of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

Our statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the income earned on investments held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account, resulting in net income of approximately $292,000 for the period from May 12, 2020 (inception) through December 31, 2020, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss, less income attributable to Class A ordinary shares by the weighted average number of Class B ordinary shares outstanding for the period.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7.A.	Quantitative and Qualitative Disclosure About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

CC NEUBERGER PRINCIPAL HOLDINGS II

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

CC Neuberger Principal Holdings II

Opinion on the Financial Statements

We have audited the accompanying balance sheet of CC Neuberger Principal Holdings II (the “Company”), as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from May 12, 2020 (inception) through December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from May 12, 2020 (inception) through December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 30, 2021

CC NEUBERGER PRINCIPAL HOLDINGS II

BALANCE SHEET

DECEMBER 31, 2020

Assets
Current assets:
Cash	$737,786
Prepaid expenses	656,869
Total current assets	1,394,655
Investments held in Trust Account	828,291,565
Total Assets	$829,686,220

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$424,913
Accrued expenses	92,860
Accrued expenses - related party	100,000
Total current liabilities	617,773
Deferred underwriting commissions in connection with the initial public offering	28,980,000
Total liabilities	29,597,773

Commitments and Contingencies
Class A ordinary shares, 79,508,844 shares subject to possible redemption at $10.00 per share	795,088,440

Shareholders' Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,291,156 shares issued and outstanding (excluding 79,508,844 shares subject to possible redemption)	329
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 25,700,000 shares issued and outstanding	2,570
Additional paid-in capital	5,147,874
Accumulated deficit	(150,766)
Total shareholders' equity	5,000,007
Total Liabilities and Shareholders' Equity	$829,686,220

The accompanying notes are an integral part of these financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MAY 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

General and administrative expenses	$442,331
Loss from operations	(442,331)
Unrealized gain and interest income on investments held in Trust Account	291,565
Net loss	$(150,766)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	82,800,000
Basic and diluted net loss per ordinary share	$-
Basic and diluted weighted average shares outstanding of Class B ordinary shares	24,784,141
Basic and diluted net loss per ordinary share	$(0.02)

The accompanying notes are an integral part of these financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM MAY 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - May 12, 2020 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	25,700,000	2,570	22,430	-	25,000
Sale of units in initial public offering, gross	82,800,000	8,280	-	-	827,991,720	-	828,000,000
Offering costs	-	-	-	-	(46,345,787)	-	(46,345,787)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	18,560,000	-	18,560,000
Shares subject to possible redemption	(79,508,844)	(7,951)	-	-	(795,080,489)	-	(795,088,440)
Net loss	-	-	-	-	-	(150,766)	(150,766)
Balance - December 31, 2020	3,291,156	$329	$25,700,000	$2,570	$5,147,874	$(150,766)	$5,000,007

The accompanying notes are an integral part of these financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(150,766)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	5,000
Unrealized gain and interest income on investments held in Trust Account	(291,565)
Changes in operating assets and liabilities:
Prepaid expenses	(636,869)
Accounts payable	60,325
Accrued expenses	7,860
Accrued expenses - related party	100,000
Net cash used in operating activities	(906,015)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(828,000,000)
Net cash used in investing activities	(828,000,000)

Cash Flows from Financing Activities:
Proceeds received from note payable to related parties	50,000
Repayment of note payable to related parties	(266,737)
Proceeds received from initial public offering, gross	828,000,000
Proceeds from private placement	18,560,000
Payment of offering costs and underwriting fees	(16,699,462)
Net cash provided by financing activities	829,643,801

Net change in cash	737,786

Cash - beginning of the period	-
Cash - ending of the period	$737,786

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$20,000
Offering costs included in accounts payable	$364,588
Offering costs included in accrued expenses	$85,000
Offering costs funded with notes payable	$216,737
Deferred underwriting commissions in connection with the initial public offering	$28,980,000
Change in value of Class A ordinary shares subject to possible redemption	$795,088,440

The accompanying notes are an integral part of these financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

At December 31, 2020, the Company had not yet commenced operations. All activity for the period from May 12, 2020 (inception) through December 31, 2020 relates to the Company’s formation and its initial public offering (“Initial Public Offering”), and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company has selected December 31 as its fiscal year end. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and investments from the proceeds derived from the Initial Public Offering.

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

CC NEUBERGER PRINCIPAL HOLDINGS II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

The Company will provide its holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirement, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

CC NEUBERGER PRINCIPAL HOLDINGS II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Risk and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $738,000 in its operating bank account, and working capital of approximately $777,000.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, and a loan of approximately $267,000 pursuant to the Note issued to the Sponsor (Note 5). Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 10, 2020. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

CC NEUBERGER PRINCIPAL HOLDINGS II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2020, the Company had $107,359,030 in cash equivalents held in the Trust Account.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. At December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value Measurement

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

CC NEUBERGER PRINCIPAL HOLDINGS II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Fair Value of Financial Instruments

As of December 31, 2020, the carrying values of cash, accounts payable, accrued expenses, accrued expenses – related party and advances from related party approximate their fair values due to the short-term nature of the instruments. As of December 31, 2020, the Company’s portfolio of investments held in the Trust Account is comprised of investments in United States government treasury bills and money market funds that invest in U.S. government securities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting discounts and other costs incurred that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 79,508,844 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 39,260,000 of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the net gain on investments held in the Trust Account less a working capital credit resulting in break-even results of operations for the period from May 12, 2020 (inception) through December 31, 2020, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, less income attributable to Class A ordinary shares by the weighted average number of Class B ordinary shares outstanding for the period.

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

CC NEUBERGER PRINCIPAL HOLDINGS II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Note 5—Related Party Transactions

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

CC NEUBERGER PRINCIPAL HOLDINGS II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

The Initial Shareholders have agreed not to transfer, assign or sell, subject to certain limited exceptions, any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination and (ii) subsequent to the initial Business Combination (x) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property or (y) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Shareholders with respect to any Founder Shares.

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

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company reimburses the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $20,000 per month. The Company incurred approximately $100,000 in general and administrative expenses in the accompanying statements of operations for the period from May 12, 2020 (inception) through December 31, 2020 included in accrued expenses – related party on the balance sheet.

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

CC NEUBERGER PRINCIPAL HOLDINGS II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Performance Based Compensation

Upon successful completion of the Company’s Business Combination, a payment to our Chief Financial Officer of the greater of $20,000 per month and $120,000 in the aggregate for his services. The Company has not incurred any expenses in the accompanying statements of operations for the period from May 12, 2020 (inception) through December 31, 2020 for this arrangement.

Note 6—Commitments & Contingencies

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

Note 7—Shareholders’ Equity

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 82,800,000 Class A ordinary shares issued or outstanding, including 79,508,844 Class A ordinary shares subject to possible redemption.

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

CC NEUBERGER PRINCIPAL HOLDINGS II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2020, there were no preference shares issued and outstanding.

Warrants — Public Warrants may only be exercised for a whole number of shares. As of December 31, 2020, there were 20,700,000 public warrants issued or outstanding. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under certain circumstances). The Company has agreed to use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, to cause the same to become effective within 60 business days following the closing of the initial Business Combination, and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company has failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

CC NEUBERGER PRINCIPAL HOLDINGS II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

Note 8.	Fair Value Measurements

The following table presents information about the Company's assets that are measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Investments held in Trust Account:
U.S. Treasury Securities (1)	$720,932,535	$-	$-

	$720,932,535	$-	$-

(1) - Excludes $55,645,484 of investments in an open-ended money market fund, in which the Company uses NAV as a practical expedient to fair value, and $51,713,546 in cash.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from May 12, 2020 (inception) through December 31, 2020.

Note 9.	Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements are available for issuance, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9.A.	Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from July 3, 2020 (inception) through December 31, 2020, covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9.B.	Other Information.

None.

PART III.

Item 10. Directors, Executive Officer and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Title
Chinh E. Chu	54	Chief Executive Officer and Director
Matthew Skurbe	47	Chief Financial Officer
Jason K. Giordano	42	Executive Vice President, Corporate Development
Douglas Newton	42	Executive Vice President, Corporate Development
Charles Kantor	50	Director
Joel Alsfine	51	Director
James Quella	71	Director

Chinh E. Chu, 54, has been our Chief Executive Officer and Director since May 2020. Mr. Chu has over 25 years of investment and acquisition experience. Since August 2020, Mr. Chu has been the Chief Executive Officer and Director of CCN III (NYSE: PRPC), a blank check company co-founded by CC Capital and formed for substantially similar purposes as our company, which has not yet announced or completed its initial business combination. Mr. Chu also served as Chief Executive Officer and Director of CCN I (NYSE: PCPL) from August 2020 until the consummation of the business combination with E2open Holdings, LLC in February 2021 (NYSE: UTZ). Mr. Chu served as the Vice Chairman of Collier Creek (NYSE: CCH), a blank check company co-founded by him and formed for substantially similar purposes as our company. On August 28, 2020, Collier Creek consummated the acquisition of Utz Brands Holdings, LLC, the parent of Utz Quality Foods, LLC, a leading manufacturer of branded salty snacks, to form Utz Brands (NYSE: UTZ). In 2016, Mr. Chu co-founded CF Corporation for substantially similar purposes as our company. CF Corporation sold 69.0 million units in its initial public offering, generating gross proceeds of $690.0 million. On November 30, 2017, CF Corporation consummated the acquisition of Fidelity & Guaranty Life, a provider of annuities and life insurance products, for approximately $1.835 billion plus the assumption of $405 million of existing debt, and related transactions. In connection with the FGL business combination, the name of the company was changed from “CF Corporation” to “FGL Holdings” (NYSE: FG). Mr. Chu served as Co-Executive Chairman of FGL Holdings. Mr. Chu is also the Founder and the Senior Managing Partner of CC Capital, a private investment firm which he founded in November 2015. As Senior Managing Director of CC Capital, Mr. Chu led the effort to take Dun & Bradstreet private in a $7.2 billion deal that closed in February 2019. Before founding CC Capital, Mr. Chu worked at Blackstone from 1990 to December 2015, where Mr. Chu led numerous investments across multiple sectors, including technology, financial services, chemicals, specialty pharma and healthcare products, and packaging. Mr. Chu was a Senior Managing Director at Blackstone from 2000 until his departure in December 2015, where he served, at various points, as a member of Blackstone’s Executive Committee, the Co-Chair of Blackstone’s Private Equity Executive Committee and as a member of Blackstone Capital Partners’ Investment Committee. Before joining Blackstone in 1990, Mr. Chu worked at Salomon Brothers in the Mergers & Acquisitions Department. In addition to Mr. Chu’s role as Co-Executive Chairman of FGL Holdings, he has served on the boards of directors of NCR Corporation (NYSE: NCR) and Stearns Mortgage since 2015, Dun & Bradstreet since 2019 and E2open and CCN III since 2020. Mr. Chu previously served on the board of directors of AVINTIV from 2011 to 2012, BankUnited Inc. from 2009 to 2014, Kronos Incorporated from 2014 to 2015, Biomet, Inc. from July 2007 to September 2007 and from 2013 to 2015, Freescale Semiconductor, Ltd. from 2011 to 2015, HealthMarkets, Inc. from 2006 to 2016 and CCN I from 2020 to 2021. Mr. Chu also previously served on the board of directors of Alliant Insurance Services, Inc., AlliedBarton Security Services, Celanese Corporation, DJO Global, Inc., Graham Packaging, the London International Financial Futures and Options Exchange, Nalco Company, Nycomed, Stiefel Laboratories and SunGard Data Systems, Inc. Mr. Chu received a B.S. in Finance from the University of Buffalo.

We believe Mr. Chu’s qualifications to serve on our board of directors include: his substantial experience in mergers and acquisitions, corporate finance and strategic business planning; his track record at CC Capital and Blackstone and in advising and managing multi-national companies; and his experience serving as a director for various public and private companies.

Matthew Skurbe, 47, has been our Chief Financial Officer since July 2020. Mr. Skurbe joined CC Capital as its Chief Financial Officer, Chief Operating Officer, and Senior Managing Director. Since August 2020, Mr. Skurbe has been the Chief Financial Officer of CCN III (NYSE: PRPC), a blank check company co-founded by CC Capital and formed for substantially similar purposes as our company, which has not yet announced or completed its initial business combination. Mr. Skurbe also served as Chief Financial Officer of CCN I from August 2020 until the consummation of the business combination with E2open Holdings, LLC in February 2021. Prior to joining CC Capital, Mr. Skurbe was the Treasurer and Managing Director in Finance for Blackstone. Before joining Blackstone in 2009, Mr. Skurbe was the CFO for Merrill Lynch Bank & Trust, a multi-billion dollar bank housing several of Merrill Lynch’s consumer lending and banking businesses. Prior to that role, Mr. Skurbe spent seven years supporting Merrill Lynch’s Treasury function and had previous roles with Amerada Hess and Arthur Andersen LLP. Mr. Skurbe is also a board member of the Association for Financial Professionals, Project Sunshine and Children’s Specialized Hospital Foundation. Mr. Skurbe received a BS in Accounting from Rutgers University, achieved the Certified Public Accountant certification and is a Certified Treasury Professional.

Jason K. Giordano, 42, has been our Executive Vice President, Corporate Development since July 2020. Since August 2020, Mr. Giordano has been the Executive Vice President, Corporate Development of CCN III (NYSE: PRPC), a blank check company co-founded by CC Capital and formed for substantially similar purposes as our company, which has not yet announced or completed its initial business combination. Mr. Giordano has 18 years of investment and acquisition experience across several industry sectors, including consumer products, education, packaging, chemicals and industrials, among others. From June 2018 to August 2020, Mr. Giordano served as the Co-Executive Chairman of Collier Creek Holdings (NYSE: CCH), a blank check company which he co-founded to pursue an acquisition, merger or similar business combination with one or more companies in the consumer goods and related sectors. On August 28, 2020, Collier Creek consummated the acquisition of Utz Brands Holdings, LLC, the parent of Utz Quality Foods, LLC, a leading manufacturer of branded salty snacks, to form Utz Brands (NYSE: UTZ). Mr. Giordano has been a Senior Managing Director at CC Capital since November 2018. Previously, Mr. Giordano was a Managing Director in the private equity group at Blackstone where he oversaw investments in the consumer, education, packaging and chemicals sectors. During his over 11 year tenure at Blackstone from August 2006 to October 2017, Mr. Giordano was involved in 12 initial and follow-on acquisitions representing over $10 billion of transaction value. Prior to Blackstone, Mr. Giordano was a private equity investment professional at Bain Capital, LP and an investment banker with Goldman, Sachs, & Co. Mr. Giordano currently serves on the board of Utz Brands, Inc. He previously served on the board of directors of Collier Creek Holdings from October 2018 to August 2020, Pinnacle Foods, Inc. (NYSE: PF), a U.S.-based manufacturer and marketer of branded food products, from 2007 to September 2015, Crocs, Inc. (Nasdaq: CROX), a global supplier of branded footwear, from January 2015 to October 2017, AVINTIV, a global supplier of specialty materials primarily sold to consumer goods manufacturers, from January 2011 to October 2015, Outerstuff LLC, a leading U.S. supplier of licensed children’s sports apparel, from May 2014 to October 2017, Ascend Learning, LLC, a provider of online professional training tools and educational software, from July 2017 to October 2017, and HealthMarkets, Inc., a direct-to-consumer provider of health, life, supplemental, and other insurance and related products, from February 2009 to October 2017. Mr. Giordano earned an M.B.A. with high distinction from Harvard Business School, where he was a Baker Scholar, and an A.B. with high honors in economics from Dartmouth College.

Douglas Newton, 42, has been our Executive Vice President, Corporate Development since July 2020 (previously serving as our Chief Financial Officer from May 2020 to July 2020). Since August 2020, Mr. Newton has been the Executive Vice President, Corporate Development of CCN III (NYSE: PRPC), a blank check company co-founded by CC Capital and formed for substantially similar purposes as our company, which has not yet announced or completed its initial business combination. Mr. Newton also served as Executive Vice President, Corporate Development of CCN I from August 2020 until the consummation of the business combination with E2open Holdings, LLC in February 2021. He also served as Chief Financial Officer of CCN I from May 2020 to August 2020. Mr. Newton has more than 16 years of professional investing experience across both public and private markets. Mr. Newton joined CC Capital at its founding and was integral to CC Capital’s $7.2 billion acquisition of Dun & Bradstreet. Mr. Newton served as Chief Financial Officer of CF Corporation, the permanent capital vehicle through which CC Capital acquired Fidelity & Guaranty Life, and he played a leading role in the $2.5 billion acquisition. Before joining CC Capital, Mr. Newton was a Founding Partner at WindAcre, an investment firm that owns a concentrated, long-term portfolio of global public equities and takes a private equity approach to public equity investing. At WindAcre, Mr. Newton helped lead deep company-specific research focused primarily on assessing the quality of potential investment opportunities and their intrinsic value. Prior to that, Mr. Newton was a Senior Investment Analyst at Seneca Capital Investments, a multi-strategy hedge fund, where he focused on making long-term fundamental value investments across a company’s capital structure. Mr. Newton also served as an Analyst at DLJ Merchant Banking Partners, a private equity firm, where he focused on investments in the industrial, power and media sectors. In addition, Mr. Newton served as an Analyst at Credit Suisse First Boston’s Media & Communications Group, and at Donaldson, Lufkin & Jenrette. Mr. Newton received a A.B. in Economics from Dartmouth College and an M.B.A. from the Stanford Graduate School of Business.

Charles Kantor, 50, has served on our board of directors since May 2020. Mr. Kantor is a Managing Director at Neuberger Berman after joining the firm in 2000. Since January 2020, Mr. Kantor has served on the board of directors CCN III (NYSE: PRPC), a blank check company co-founded by CC Capital and formed for substantially similar purposes as our company, which has not yet announced or completed its initial business combination. Mr. Kantor also served on the Board of Directors of CCN I from January 2020 until the consummation of the business combination with E2open Holdings, LLC in February 2021. Mr. Kantor is the founder and Senior Portfolio Manager of the Kantor Group, which manages over $5 billion of equity and fixed income securities for institutional and high net worth investors as of December 31, 2019. Mr. Kantor leads a team of eight investment professionals with aggregate investment experience of over 150 years and sits on the firm’s Partnership Committee as a senior leader of Neuberger Berman. Prior to joining Neuberger Berman, Mr. Kantor led Stern Stewart’s Financial Institutions division, where he advised clients on implementing EVA- based financial management systems and co-authored academic papers in the Journal of Applied Corporate Finance. In addition, Mr. Kantor is a regular commentator and contributor to various financial and business news media outlets. Mr. Kantor earned a Bachelor of Commerce in Accounting and Economics from the University of Cape Town, South Africa and an MBA (with honors) from Harvard University Graduate School of Business.

We believe Mr. Kantor’s qualifications to serve on our board of directors include: his substantial experience in mergers and acquisitions, corporate finance and strategic business planning; his track record at the Kantor Group and in advising and managing multi-national companies; and his experience serving as a director for various public and private companies.

Joel Alsfine, 51, has agreed to serve on our board of directors. Mr. Alsfine is a Senior Advisor to MSD Capital LP. Until June 2020, Mr. Alsfine was a Partner at MSD Capital LP in New York, the investment firm formed in 1998 to exclusively manage the capital of Michael Dell and his family, which he joined in 2002. From 2000 to 2002, Mr. Alsfine was a Managing Director of TG Capital Corp. in Miami. Prior to 2000, he held the post of Engagement Manager with McKinsey & Co. in New York and also worked with Fisher Hoffman Stride an accounting and auditing firm in Johannesburg, South Africa. From January 2015, Mr. Alsfine has served on the board of Asbury Automotive Group (NYSE: ABG) where he is head of the Capital Allocation and Risk Committee and serves on the Audit Committee. From July 2019, Mr. Alsfine has served on the board of Life Time Inc. where he serves on the Audit and Finance committees. From September 2020, Mr. Alsfine has served on the board of Party City Holdco Inc. where he serves on the Audit committee. Mr. Alsfine received his MBA from Stanford Graduate School of Business and his Bachelor of Commerce (Honors) in Accounting from the University of the Witwatersrand in South Africa.

We believe Mr. Alsfine’s qualifications to serve on our board of directors include: his extensive capital markets experience and financial and investment experience as a partner at MSD Capital LP; his financial and risk management related experience at various investment firms; and his experience serving as a director for various public and private companies.

James Quella, 71, has agreed to serve on our board of directors. Mr. Quella has served as Chairman of the board of Michaels Companies, Inc. since April 2019, having previously served as Lead Independent Director since November 2018. Mr. Quella retired as a Senior Managing Director, Senior Operating Partner and Head of the Portfolio Operations Group at Blackstone in the Private Equity Group in June 2014, having served in these roles since 2003. Mr. Quella serves as a director and on the Compensation Committee and Audit Committee of Dun and Bradstreet Corporation. Mr. Quella was formerly a director of Allied Waste, Catalent Pharma Solutions, Inc., Columbia House, Celanese Corporation, DJO Global, Inc., FGL Holdings, Freescale Semiconductor, Inc., Graham Packaging Company, L.P., Houghton Mifflin Harcourt Company, Intelenet Global Services, Lionbridge Technologies, Inc., The Nielsen Company and Vanguard Health Systems, Inc. Mr. Quella received a B.A. in International Studies from The University of Wisconsin-Madison and an M.B.A. with Dean’s Honors from the University of Chicago Graduate School of Business.

We believe Mr. Quella’s qualifications to serve on our board of directors include: his financial expertise, as well as his significant experience in working with companies transitioning from control by private equity sponsors.

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent; however, we have one year from the date of the Initial Public Offering to have a majority of our board members be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have two “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our board of directors has determined that Joel Alsfine and James Quella are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Pursuant to NYSE’s phase-in rules for newly listed companies, we have one year from the date on which we are first listed on NYSE to for a majority of our board of directors to be independent. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Joel Alsfine, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of James Quella, will expire at our second annual meeting. The term of office of the third class of directors, consisting of Messrs. Kantor and Chu, will expire at our third annual general meeting.

Prior to the completion of an initial Business Combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial Business Combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Pursuant to an agreement entered into as of the closing of the Initial Public Offering, our Sponsor, upon and following consummation of an initial Business Combination, will be entitled to nominate three individuals for appointment to our board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices as set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of one or more chairmen of the board, chief executive officers, a president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Each of our audit committee, compensation committee and nominating and corporate governance committee are comprised solely of independent directors. Each committee operates under a charter that was approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

We have established an audit committee of the board of directors. Joel Alsfine and James Quella serve as members of our audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent, subject to the exception described below. Joel Alsfine and James Quella are independent. Because we listed our securities on the NYSE in connection with our Initial Public Offering, we have one year from the date of the Initial Public Offering for our audit committee to have at least three members, all of whom must be independent.

Joel Alsfine serves as the Chairman of the audit committee. Each member of the audit committee meets the financial literacy requirements of the NYSE, and our board of directors has determined that Joel Alsfine and James Quella each qualifies as an “audit committee financial expert” as defined in applicable SEC rules. The primary purposes of our audit committee are to assist the board’s oversight of:

•	the integrity of our financial statements;

•	our compliance with legal and regulatory requirements;

•	the qualifications, engagement, compensation, independence and performance of our independent registered public accounting firm;

•	our process relating to risk management and the conduct and systems of internal control over financial reporting and disclosure controls and procedures; and

•	the performance of our internal audit function.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Joel Alsfine, James Quella and Chinh E. Chu, with James Quella serving as chairman of the compensation committee. Joel Alsfine and James Quella are independent. Because we listed our securities on the NYSE in connection with our Initial Public Offering, we have one year from the date of our Initial Public Offering for our compensation committee to be comprised fully of independent directors.

The primary purposes of our compensation committee are to assist the board in overseeing our management compensation policies and practices, including:

•	determining and approving the compensation of our executive officers; and

•	reviewing and approving incentive compensation and equity compensation policies and programs.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

The compensation committee is governed by a charter that complies with the rules of the NYSE.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee. The members of our nominating and corporate governance are Joel Alsfine, James Quella and Chinh E. Chu, with James Quella serving as chairman of the nominating and corporate governance committee. Joel Alsfine and James Quella are independent. Because we listed our securities on the NYSE in connection with our Initial Public Offering, we have one year from the date of our Initial Public Offering for our nominating and corporate governance committee to be comprised fully of independent directors.

The primary purposes of our nominating and corporate governance committee will be to assist the board in:

•	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;

•	developing, recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee will be governed by a charter that complies with the rules of the NYSE.

Code of Ethics

We have adopted a code of ethics and business conduct (our “Code of Ethics”) applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as an exhibit to this Annual Report. We have also posted a copy of our Code of Ethics and the charters of our audit committee, compensation committee and nominating and corporate governance committee on our website https://www.ccnbprincipal.com/ under “CC Neuberger Principal Holdings II”. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You are able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty to exercise powers fairly as between different sections of shareholders;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including Collier Creek and other entities that are affiliates of our Sponsor, pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association will provide that we renounce our interest in any corporate opportunity (including any Business Combination opportunity) offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial Business Combination.

In addition, our sponsor and our officers and directors may sponsor, form, invest in or otherwise become involved with other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. In particular, affiliates of our sponsor currently sponsor another blank check company, CCN III, and Mr. Chu is Chief Executive Officer of CCN III and a director on CCN III’s Board of Directors, Mr. Giordano is the Executive Vice President, Corporate Development of CCN III, Mr. Skurbe is the Chief Financial Officer of CCN III, Mr. Newton is the Executive Vice President, Corporate Development of CCN III and Mr. Kantor serves as a director on CCN III’s Board of Directors. On August 28, 2020, Collier Creek consummated the acquisition of Utz Brands Holdings, LLC, the parent of Utz Quality Foods, LLC, a leading manufacturer of branded salty snacks, to form Utz Brands (NYSE: UTZ). On February 5, 2021, CCN I consummated the acquisition of E2open Holdings, LLC, a leading provider of supply chain management software, to form E2open (NYSE: ETWO). In addition, CCN III may seek to complete a business combination in any industry or location. Any such companies, including CCN III, may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any potential conflicts would materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our executive officers and directors have fiduciary duties or contractual obligations as of March 30, 2021 that may pose a conflict of interest with us:

Individual	Entity	Entity’s Business	Affiliation
Chinh E. Chu	CC Capital Management, LLC	Private Investments	Founder and Managing Partner
	E2open Parent Holdings Inc.	Software Company	Director
	CCN III	Special Acquisition Company	Co-Founder, Chief Executive Officer and Director
	NCR Corporation	Software, Computer Hardware and Electronics	Director
	Dun & Bradstreet	Commercial and Professional Services	Director
	Stearns Mortgage	Mortgage Services	Director

Matthew Skurbe	CC Capital Management, LLC	Private Investments	Senior Managing Director

	CCN III	Special Acquisition Company	Chief Financial Officer

Jason K. Giordano	CC Capital Management, LLC	Private Investments	Senior Managing Director
	Utz Brands, Inc.	Snack Manufacturer,	Director
Marketer, and Distributor
	CCN III	Special Acquisition Company	Executive Vice President, Corporate Development

Douglas Newton	CC Capital Management, LLC	Private Investments	Senior Managing Director
	CCN III	Special Acquisition Company	Executive Vice President, Corporate Development

Charles Kantor	Neuberger Berman Investment Advisers LLC	Investment Advisers	Managing Director
	CCN III	Special Acquisition Company	Director

Joel Alsfine	MSD Capital LP	Private Investments	Senior Advisor
	Asbury Automotive Group	Automotive Retail	Director
	Life Time Inc.	Fitness Services	Director
	Party City Holdco Inc.	Specialty Retail and Supplier	Director

James Quella	Dun and Bradstreet	Commercial and Professional Services	Director
	Michaels Companies, Inc.	Specialty Retail	Chairman

Potential investors should also be aware of the following other potential conflicts of interest:

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

Our initial shareholders hold founder shares and our Sponsor holds Private Placement Warrants. Our initial shareholders have also entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial Business Combination. The other members of our management team have entered into agreements similar to the one entered into by our Sponsor with respect to any public shares acquired by them in or after the Initial Public Offering. Additionally, our initial shareholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if we fail to complete our initial Business Combination within the prescribed time frame. If we do not complete our initial Business Combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Our initial shareholders have agreed not to transfer, assign or sell, subject to certain limited exceptions, any of their founder shares until the earlier to occur of: (i) one year after the completion of our initial Business Combination; and (ii) subsequent to our initial Business Combination (x) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property or (y) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination. The Private Placement Warrants will not be transferable until 30 days following the completion of our initial Business Combination. Because each of our executive officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

Upon the successful completion of our initial Business Combination, we will pay our Chief Financial Officer the greater of $20,000 per month and $120,000 in the aggregate for his services to us.

Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

We are not prohibited from pursuing an initial Business Combination or subsequent transaction with a company that is affiliated with our Sponsor, founders, officers or directors. In the event we seek to complete our initial Business Combination or, subject to certain exceptions, subsequent material transactions with a company that is affiliated with our Sponsor or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that such initial Business Combination or transaction is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our Sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation (other than as outlined below) for services rendered prior to, or for any services they render in order to effectuate, the completion of our initial Business Combination. However, commencing on the date of the Initial Public Offering, we paid $20,000 per month to an affiliate of our Sponsor for office space, secretarial and administrative services and our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial Business Combination. Upon the successful completion of our initial Business Combination, we will also pay our Chief Financial Officer the greater of $20,000 per month and $120,000 in the aggregate for his services to us. Additionally, pursuant to an agreement between the trustee of the Trust Account and an affiliate of our Sponsor, customary management fees have been paid, and we expect will continue to be paid, to affiliates of our Sponsor to manage the investments in the Trust Account. We are not party to such agreement. In the future, we, upon consultation with the compensation committee of our board of directors, may decide to compensate our executive officers and other employees. Any such payments prior to our initial Business Combination will be made from funds held outside the Trust Account.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In addition, we have agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of our Sponsor. In the event that we submit our initial Business Combination to our public shareholders for a vote, our initial shareholders have agreed to vote their founder shares, and they and the other members of our management team have agreed to vote any shares purchased during or after the offering, in favor of our initial Business Combination.

Item 11. Executive Officer and Director Compensation.

None of our executive officers or directors has received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on the NYSE through the earlier of consummation of our initial Business Combination and our liquidation, we will pay $20,000 per month to an affiliate of our Sponsor for office space, secretarial and administrative services provided to us. Upon the successful completion of our initial Business Combination, we will pay our Chief Financial Officer the greater of $20,000 per month and $120,000 in the aggregate for his services to us. In addition, our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial Business Combination. Additionally, pursuant to an agreement between the trustee of the Trust Account and an affiliate of our Sponsor, customary management fees have been paid, and we expect will continue to be paid, to affiliates of our Sponsor to manage the investments in the Trust Account. We are not party to such agreement. In the future, we, upon consultation with the compensation committee of our board of directors, may decide to compensate our executive officers and other employees. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial Business Combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial Business Combination.

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed Business Combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our executive officers and directors may remain directors or negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. PRINCIPAL SHAREHOLDERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 30, 2021 with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of March 30, 2021.

	Class A Ordinary Shares		Class B Ordinary Shares(1)
Name and Address of Beneficial Owner (2)	Beneficially Owned	Approximate Percentage of Class A Issued and Outstanding Ordinary Shares	Beneficially Owned	Approximate Percentage of Issued and Outstanding Ordinary Shares
CC Neuberger Principal Holdings II Sponsor LLC (our Sponsor)(3)	—	—	25,620,000	23.7%
Chinh E. Chu(4)	—	—	—	—
Charles Kantor(4)	—	—	—	—
Matthew Skurbe(4)	—	—	—	—
Jason K. Giordano(4)	—	—	—	—
Douglas Newton(4)	—	—	—	—
Joel Alsfine	—	—	40,000	*
James Quella	—	—	40,000	*
Glazer Capital, LLC(5)	7,682,912	9.3%	—	—
Integrated Core Strategies (US) LLC(6)	5,485,300	6.6%	—	—
All officers and directors as a group (7 individuals)	—	—	80,000	*

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is 200 Park Avenue, 58th Floor, New York, New York 10166.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial Business Combination, or earlier at the option of the holder thereof, as described in the section entitled “Description of Securities” in our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-239875). Excludes Class A ordinary shares issuable pursuant to the forward purchase agreement, as such shares will only be issued concurrently with the closing of our initial Business Combination.

(3)	There are four managers of our Sponsor’s board of managers. Each manager has one vote, and the approval of a majority is required to approve an action of our Sponsor. Under the so-called “rule of three”, if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to our Sponsor. Based upon the foregoing analysis, no individual manager of our Sponsor exercises voting or dispositive control over any of the securities held by our Sponsor, even those in which he directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.

(4)	Does not include any shares indirectly owned by this individual as a result of his or her partnership interest in our Sponsor or its affiliates.

(5)	According to a Schedule 13G filed with the SEC on February 16, 2021, each of Glazer Capital, LLC and Mr. Paul J. Glazer share voting and dispositive power with regard to 7,682,912 Class A ordinary shares of the Company. The business address for each is 250 West 55th Street, Suite 30A, New York, New York 10019.

(6)	According to an Amendment No. 1 to a Schedule 13G filed with the SEC on January 26, 2021, (i) Integrated Core Strategies (US) LLC, a Delaware limited liability company (“Integrated Core Strategies”), beneficially owned 3,106,861 of the Issuer’s Class A Ordinary Shares as a result of holding 2,966,861 of the Issuer’s Class A Ordinary Shares and 140,000 of the Issuer’s units; (ii) Riverview Group LLC, a Delaware limited liability company ("Riverview Group"), beneficially owned 1,500,000 of the Company’s Class A Ordinary Shares; and (iii) ICS Opportunities, Ltd., an exempted company organized under the laws of the Cayman Islands (“ICS Opportunities”), beneficially owned 878,439 of the Company’s Class A Ordinary Shares as a result of holding 878,439 of the Company’s units, which together with the Company’s Class A Ordinary Shares beneficially owned by Integrated Core Strategies and Riverview Group represented 5,485,300 of the Company’s Class A Ordinary Shares or 6.6% of the Company’s Class A Ordinary Shares outstanding. According to the same filing, (i) Millennium International Management LP, a Delaware limited partnership (“Millennium International Management”), is the investment manager to ICS Opportunities and may be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities, (ii) Millennium Management LLC, a Delaware limited liability company (“Millennium Management”), is the general partner of the managing member of Integrated Core Strategies and Riverview Group and may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and Riverview Group, (iii) Millennium Management is also the general partner of the 100% owner of ICS Opportunities and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities, (iv) Millennium Group Management LLC, a Delaware limited liability company (“Millennium Group Management”), is the managing member of Millennium Management and may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and Riverview Group, (v) Millennium Group Management is also the general partner of Millennium International Management and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities (vi) the managing member of Millennium Group Management is a trust of which Israel A. Englander, a United States citizen ("Mr. Englander"), currently serves as the sole voting trustee, and, (vii) therefore, Mr. Englander may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies, Riverview Group and ICS Opportunities.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On May 19, 2020, the Company issued 7,875,000 Class B ordinary shares to the Sponsor (the “Founder Shares”) in exchange for a capital contribution of $25,000. On July 15, 2020, the Company effected a share capitalization resulting in the Sponsor holding an aggregate of 22,250,000 Founder Shares. Subsequent to this share capitalization, in July 2020, the Sponsor transferred 40,000 Founder Shares to each of Joel Alsfine and James Quella, the independent directors. On July 30, 2020, the Company effected a share capitalization resulting in the Initial Shareholders holding an aggregate of 25,700,000 Founder Shares, including up to 2,700,000 shares were subject to forfeiture to the Company for no consideration to the extent that the option to purchase additional units is not exercised in full or in part, so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding shares after the Initial Public Offering plus the number of Class A ordinary shares to be sold pursuant to any forward purchase agreement entered into in connection with the Initial Public Offering (the “Forward Purchase Agreement”). All shares and the associated amounts have been retroactively restated to reflect the share capitalizations. On August 4, 2020, the underwriters fully exercised the over-allotment option; thus, no Founder Shares are currently subject to forfeiture.

The Initial Shareholders have agreed not to transfer, assign or sell, subject to certain limited exceptions, any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination and (ii) subsequent to the initial Business Combination (x) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property or (y) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Shareholders with respect to any Founder Shares.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 18,560,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, to the Company’s Sponsor, generating gross proceeds to the Company of approximately $18.6 million.

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. Certain proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. Our Sponsor and our officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

If we do not complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering or during any extension period, the proceeds of the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our public shares, subject to the requirements of applicable law, and the Private Placement Warrants will expire worthless.

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

Related Party Notes

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on July 30, 2020, the Company will reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $20,000 per month. The Company incurred approximately $100,000 in general and administrative expenses for the period from July 30, 2020 through December 31, 2020.

Forward Purchase Arrangement

In connection with the consummation of the Initial Public Offering, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with Neuberger Berman Opportunistic Capital Solutions Master Fund LP (“NBOKS”), a member of our Sponsor, which provides for the purchase of up to $200,000,000 of units, with each unit consisting of one Class A ordinary share and three-sixteenths of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of our initial Business Combination. The Forward Purchase Agreement will allow NBOKS to be excused from its purchase obligation in connection with a specific Business Combination if NBOKS does not have sufficient committed capital allocated to the Forward Purchase Agreement to fulfill its funding obligations thereunder in respect of such Business Combination. Following the consummation of the Initial Public Offering and prior to an initial Business Combination, NBOKS intends to raise additional committed capital such that the condition described in the preceding sentence is met, but there can be no assurance that additional capital will be available. The obligations under the Forward Purchase Agreement will not depend on whether any Class A ordinary shares are redeemed by our public shareholder. The forward purchase securities will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in our initial Business Combination, expenses in connection with our initial Business Combination or for working capital in the post-transaction company.

Backstop Facility Arrangement

The Company has entered into a backstop facility agreement with NBOKS on November 16, 2020 (the “Backstop Agreement”), whereby NBOKS agreed to, subject to the availability of capital it has committed to all special purpose acquisition companies sponsored by CC Capital Partners, LLC and NBOKS on a first come first serve basis and the other terms and conditions included therein, at the closing of an initial business combination, subscribe for the Company’s Class A Ordinary Shares, par value $0.0001 per share, to fund redemptions by shareholders of the Company in connection with such Business Combination in an amount of up to $300,000,000. The Backstop Agreement allows NBOKS to be excused from its purchase obligation thereunder in connection with such Business Combination if any direct or indirect investor in NBOKS with opt-out rights exercises such rights in connection with such Business Combination.

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

for the Period from May 12, 2020 (inception) through December 31, 2020
Audit Fees(1)	$99,910
Audit-Related Fees(2)	$—
Tax Fees(3)	$—
All Other Fees(4)	$—

(1)	Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our period-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related potential Business Combination.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b) Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company.
4.1(1)	Warrant Agreement, dated August 4, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2*	Description of the Company’s securities.
10.1(1)	Letter Agreement, dated July 30, 2020, among the Company, the Sponsor and the Company’s officers and directors.
10.2(1)	Investment Management Trust Agreement, dated August 4, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(1)	Registration and Shareholder Rights Agreement, dated August 4, 2020, among the Company, the Sponsor and certain other security holders named therein.
10.4(1)	Administrative Services Agreement, dated July 30, 2020, between the Company and the Sponsor.
10.5(1)	Private Placement Warrants Purchase Agreement, dated July 30, 2020, between the Company and the Sponsor.
10.6(1)	Forward Purchase Agreement, dated August 4, 2020, between the Company and Neuberger Berman Opportunistic Capital Solutions Master Fund LP.
10.7(1)	Indemnity Agreement, dated July 30, 2020, between the Company and Chinh E. Chu.
10.8(1)	Indemnity Agreement, dated July 30, 2020, between the Company and Douglas Newton.
10.9(1)	Indemnity Agreement, dated July 30, 2020, between the Company and Charles Kantor.
10.10(1)	Indemnity Agreement, dated July 30, 2020, between the Company and Matthew Skurbe.
10.11(1)	Indemnity Agreement, dated July 30, 2020, between the Company and Jason K. Giordano.
10.12(1)	Indemnity Agreement, dated July 30, 2020, between the Company and Joel Alsfine.
10.13(1)	Indemnity Agreement, dated July 30, 2020, between the Company and James Quella.
10.14(2)	Backstop Facility Agreement between the Company and NBOKS, dated as of November 16, 2020.
31.1*	Certification of Chief Executive Officer and Director Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 4, 2020 and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Form 10-Q filed on November 16, 2020 and incorporated by reference herein.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CC Neuberger Principal Holdings II

Date: March 31, 2021	/s/ Chinh E. Chu

By:	Chinh E. Chu

Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Chinh E. Chu
Name:	Chinh E. Chu
Title:	Chief Executive Officer and Director (Principal Executive Officer)
Date:	March 31, 2021

/s/ Matthew Skurbe
Name:	Matthew Skurbe
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 31, 2021

/s/ Charles Kantor
Name:	Charles Kantor
Title:	Director
Date:	March 31, 2021

/s/ Joel Alsfine
Name:	Joel Alsfine
Title:	Director
Date:	March 31, 2021

/s/ James Quella
Name:	James Quella
Title:	Director
Date:	March 31, 2021