Form 10-K/A
period 2020-12-31
CC Neuberger Principal Holdings II
filed 2021-05-24
CIK 1812667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of May XX, 2021, 82,800,000 Class A ordinary shares, par value $0.0001, and 25,700,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

EXPLANATORY NOTE

Included in this Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, CC Neuberger Principal Holdings II (the “Company”) is restating (i) the unaudited financial statements as of September 30, 2020, for the three months ended September 30, 2020 and for the period from May 12, 2020 (inception) to September 30, 2020, that were previously reported in the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission (“SEC”) on November 16, 2020 (the “Quarterly Report”) (ii) the audited financial statements as of December 31, 2020 and for the period from May 12, 2020 (inception) through December 31, 2020 that were previously reported in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021 (the “Original 10-K”) and (iii) certain items on the Company’s previously issued audited balance sheet dated as of August 4, 2020, which were included in the Company's Current Report on Form 8-K filed with the SEC on August 10, 2020 (the “IPO Closing 8-K”).

On April 12, 2021, the Staff of the SEC issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”). This public statement highlighted the complex nature of warrants issued in connection with a SPAC’s formation and initial registered offering and the potential accounting implications of certain terms that may be common in warrants included in SPAC transactions to determine if any errors exist in previously-filed financial statements.

With this new public statement, the Company, determined that a fresh evaluation of the accounting for the warrants was necessary. Under U.S. generally accepted accounting principles (“U.S. GAAP”), an equity-linked financial instrument, such as a warrant, must be considered indexed to a company’s own stock in order to qualify for equity classification. If an event is not within a company’s control, potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant could result in the warrant classified as an asset or a liability rather than equity resulting in fair value measurement each reporting period.

In addition, because, the Company’s warrants include a cash settlement feature that could arise in certain events (specifically, in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of the Company’s ordinary shares, all holders of the warrants would be entitled to receive cash for their warrants), the Company is now of the view that the warrants should have been accounted for as a liability, recorded at fair value at the date of issuance and marked to market at each balance sheet date. All changes in fair value should have been recorded in earnings.

In order to properly reflect the change in accounting for the warrants, (i) the unaudited financial statements as of September 30, 2020, for the three months ended September 30, 2020 and for the period from May 12, 2020 (inception) to September 30, 2020, that were previously reported in the Quarterly Report, (ii) the audited financial statements as of December 31, 2020 and for the period from May 12, 2020 (inception) through December 31, 2020 that were previously reported in the Original 10-K are being restated in this Form 10-K/A and (iii) certain items on the Company’s previously issued audited balance sheet dated as of August 4, 2020, which were included in the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2020 (the “IPO Closing 8-K”).

The reclassification of warrants as components of liabilities instead of equity had no impact on the Company’s liquidity or cash flows.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures as of the end of each such period were not effective with respect to the classification of the Company’s warrants and forward purchase agreement as components of equity instead of as liabilities. For more information, see Item 9A: “Controls and Procedures” included in this Amended Annual Report on Form 10-K/A.

The Company has not amended its previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amended Annual Report on Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 and 12 of the notes to the financial statements included herein.

The following items are amended in this Amended Annual Report on Form 10-K/A: (i) Item 1A: "Risk Factors"; (ii) Item 7: "Management’s Discussion and Analysis of Financial Condition and Results of Operations"; (iii) Item 8: "Financial Statements and Supplementary Data"; (iv) Item 9A: "Controls and Procedures"; and (v) Item 15: "Exhibits, Financial Statement Schedules". Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from its principal executive officer and principal financial officer.

Except as described above, this Amended Annual Report on Form 10-K/A does not amend, update or change any other disclosures in the Original 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-K, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original 10-K.

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

We have issued warrants to purchase 20,700,000 of our Class A ordinary shares and, simultaneously with the closing of the Initial Public Offering, we issued in the Private Placement an aggregate of 18,560,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. We may also issue up to 3,750,0000 forward purchase warrants pursuant to the forward purchase agreement. In addition, if the Sponsor makes any working capital loans, it may convert up to $2,500,000 of such loans into up to an additional 2,500,000 warrants, at the price of $1.00 per warrant. We may also issue Class A ordinary shares in connection with our redemption of warrants. To the extent we issue ordinary shares for any reason, including to effectuate a Business Combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

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

General Risk Factors

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Staff of the SEC issued a public statement (the “SEC Staff Statement”) entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs’). This SEC Staff Statement highlighted the complex nature of warrants issued in connection with a SPAC’s formation and initial registered offering and the potential accounting implications of certain terms that may be common in warrants included in SPAC transactions to determine if any errors exist in previously-filed financial statements. With this new public statement, we determined that a fresh evaluation of the accounting for the warrants was necessary, and we are now of the view that our warrants should have been accounted for as a liability, recorded at fair value at the date of issuance and marked to market at each balance sheet date.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal controls over financial reporting as of December 31, 2020, related solely to accounting for derivatives liabilities in conformity with the SEC Staff Statement for certain of our issued securities.

Following this issuance of the SEC Staff Statement, on May 20, 2021, after consultation, management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). As part of such process, we determined that we had a material weakness in our internal controls over financial reporting, related solely to accounting for derivatives liabilities in conformity with the SEC Staff Statement for certain of our issued securities.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud, and a material weakness could result in us being unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors losing confidence in our financial reporting, our securities price declining or us facing litigation as a result of the foregoing. We have taken steps to remediate the material weakness identified, including a full review of the accounting practices for our issued securities in consultation with accounting and legal experts. These remediation measures may be time consuming and costly, and we cannot provide assurance that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 2 to our financial statements entitled “Restatement of Financial Statements”. For further detail regarding the restatement, see “Explanatory Note” and “Item 9A. Controls and Procedures.”

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

Results of Operations

Our entire activity since inception through December 31, 2020 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the period from May 12, 2020 (inception) through December 31, 2020, we had net loss of approximately $41.8 million, which consisted of $40.1 million loss from changes in fair value of warrant liabilities, $1.6 million of financing costs and approximately $442,000 in general and administrative costs, which were partially offset by $292,000 in net gain earned on investments held in the Trust Account.

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

Derivative Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued an aggregate of 20,700,000 common stock warrants associated with Units issued to investors in our Initial Public Offering and the underwriters’ exercise of their overallotment option and we issued 18,560,000 Private Placement Warrants. In addition, we entered into a Forward Purchase Agreement in connection with the Initial Public Offering which provides for the purchase of up to $200,000,000 of units, with each unit consisting of one Class A ordinary share and three-sixteenths of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of our initial Business Combination. All of our outstanding warrants and the forward purchase agreement are recognized as derivative assets and liabilities in accordance with ASC 815-40.

For equity-linked contracts that are classified as assets or liabilities, we record the fair value of the equity-linked contracts at each balance sheet date and record the change in the statements of operations as a (gain) loss on change in fair value of derivative liabilities. Our public warrants were initially valued using a binomial lattice pricing model when the public warrants were not yet trading and did not have observable pricing, and are now valued based on public market quoted prices. Our Private Placement Warrants are valued using a binomial lattice pricing model when the warrants are subject to the make-whole table, or otherwise are valued using a Black-Scholes pricing model. Our Forward Purchase Agreement is valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds, each adjusted for the probability of executing a successful business combination. The assumptions used in preparing these models include estimates such as volatility, contractual terms, discount rates, dividend rate, expiration dates and risk-free rates.

The estimates used to calculate the fair value of our derivative assets and liabilities change at each balance sheet date based on our stock price and other assumptions described above. If our assumptions change or we experience significant volatility in our stock price or interest rates, the fair value calculated from one balance sheet period to the next could be materially different.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 70,773,184 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Item 8. Financial Statements and Supplementary Data

CC NEUBERGER PRINCIPAL HOLDINGS II

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

CC Neuberger Principal Holdings II

Opinion on the Financial Statements

We have audited the accompanying balance sheet of CC Neuberger Principal Holdings II (the “Company”), as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from May 12, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from May 12, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

May 21, 2021

CC NEUBERGER PRINCIPAL HOLDINGS II

BALANCE SHEET

DECEMBER 31, 2020

(As Restated)

Assets
Current assets:
Cash	$737,786
Prepaid expenses	656,869
Total current assets	1,394,655
Investments held in Trust Account	828,291,565
Total Assets	$829,686,220

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$424,913
Accrued expenses	92,860
Accrued expenses - related party	100,000
Total current liabilities	617,773
Deferred underwriting commissions in connection with the initial public offering	28,980,000
Derivative liabilities	87,356,600
Total liabilities	116,954,373

Commitments and Contingencies

Class A ordinary shares, 70,773,184 shares subject to possible redemption at $10.00 per share	707,731,840

Shareholders' Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 12,026,816 shares issued and outstanding (excluding 70,773,184 shares subject to possible redemption)	1,203
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 25,700,000 shares issued and outstanding	2,570
Additional paid-in capital	46,814,880
Accumulated deficit	(41,818,646)
Total shareholders' equity	5,000,007
Total Liabilities and Shareholders' Equity	$829,686,220

The accompanying notes are an integral part of these financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MAY 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

General and administrative expenses	$442,331
Loss from operations	(442,331)
Other income (expense):
Change in fair value of derivative liabilities	(40,117,600)
Financing costs	(1,550,280)
Unrealized gain and interest income on investments held in Trust Account	291,565
Total other income (expense)	(41,376,315)
Net loss	$(41,818,646)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	82,800,000
Basic and diluted net loss per ordinary share	$-
Basic and diluted weighted average shares outstanding of Class B ordinary shares	24,784,141
Basic and diluted net loss per ordinary share	$(1.70)

The accompanying notes are an integral part of these financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM MAY 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - May 12, 2020 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	25,700,000	2,570	22,430	-	25,000
Sale of units in initial public offering, gross	82,800,000	8,280	-	-	800,874,720	-	800,883,000
Offering costs	-	-	-	-	(46,357,507)	-	(46,357,507)
Shares subject to possible redemption	(70,773,184)	(7,077)	-	-	(707,724,763)	-	(707,731,840)
Net loss	-	-	-	-	-	(41,818,646)	(41,818,646)
Balance - December 31, 2020	12,026,816	$1,203	25,700,000	$2,570	$46,814,880	$(41,818,646)	$5,000,007

The accompanying notes are an integral part of these financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Cash Flows from Operating Activities:
Net loss	$(41,818,646)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	5,000
Change in fair value of derivative liabilities	40,117,600
Financing costs	1,550,280
Unrealized gain and interest income on investments held in Trust Account	(291,565)
Changes in operating assets and liabilities:
Prepaid expenses	(636,869)
Accounts payable	60,325
Accrued expenses	7,860
Accrued expenses - related party	100,000
Net cash used in operating activities	(906,015)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(828,000,000)
Net cash used in investing activities	(828,000,000)

Cash Flows from Financing Activities:
Proceeds received from note payable to related parties	50,000
Repayment of note payable to related parties	(266,737)
Proceeds received from initial public offering, gross	828,000,000
Proceeds from private placement	18,560,000
Payment of offering costs and underwriting fees	(16,699,462)
Net cash provided by financing activities	829,643,801

Net change in cash	737,786

Cash - beginning of the period	-
Cash - ending of the period	$737,786

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$20,000
Offering costs included in accounts payable	$364,588
Offering costs included in accrued expenses	$85,000
Offering costs funded with notes payable	$216,737
Deferred underwriting commissions in connection with the initial public offering	$28,980,000
Initial value of Class A ordinary shares subject to possible redemption	$734,270,870
Change in value of Class A ordinary shares subject to possible redemption	$(26,539,030)

The accompanying notes are an integral part of these financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

(As Restated)

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

The Company’s sponsor is CC Neuberger Principal Holdings II Sponsor LLC, a Delaware limited liability company (“Sponsor”). The registration statement for the Initial Public Offering became effective on July 30, 2020. On August 4, 2020, the Company consummated the Initial Public Offering of 82,800,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), including the issuance of 10,800,000 Units as a result of the underwriters’ exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $828.0 million, and incurring offering costs of approximately $46.3 million, inclusive of approximately $29.0 million in deferred underwriting commissions (Note 7).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 18,560,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, in a private placement to the Company’s Sponsor, generating gross proceeds to the Company of approximately $18.6 million (Note 5).

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

CC NEUBERGER PRINCIPAL HOLDINGS II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

The Company will provide its holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirement, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

CC NEUBERGER PRINCIPAL HOLDINGS II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per Public Share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Financial Statements, the Company’s financial statements for the period from May 12, 2020 (inception) through December 31, 2020 (the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Financial Statements and Note 12—Quarterly Financial Information (Unaudited) for further discussion.

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

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, and a loan of approximately $267,000 pursuant to the Note issued to the Sponsor (Note 6). Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 10, 2020. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 6). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Note 2—Restatement of Financial Statements

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on August 4, 2020 the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets, and after discussion and evaluation, including with the Company’s independent auditors, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on the Company’s application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements for the periods beginning with the period from May 12, 2020 through December 31, 2020, for the three months ended September 30, 2020 and the period from May 12, 2020 through December 31, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for certain of the Company’s outstanding warrants to purchase ordinary shares (the “Warrants”) and should no longer be relied upon. The Warrants were issued in connection with the Company’s Initial Public Offering of 82,800,000 Units consisting of 82,800,000 shares and 20,700,000 warrants. and the sale of 18,560,000 Private Placement warrants completed on August 4, 2020. Additionally in connection with the Initial Public Offering, the Company entered into a Forward Purchase Agreement with NBOKS, which provides for the purchase of up to $200,000,000 of units, with each unit consisting of one Class A ordinary share and three-sixteenths of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of the initial Business Combination. The forward purchase agreement also requires recognition as a derivative asset or liability at inception with changes in fair value reflected in earnings at each reporting date.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the period from May 12, 2020 (inception) through December 31, 2020 and the balance sheet as of August 4, 2020 is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities. The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported financial statements as of and for the period from May 12, 2020 (inception) through December 31, 2020:

	As of December 31, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Balance Sheet
Total assets	$829,686,220	$-	$829,686,220
Liabilities and stockholders ’ equity
Total current liabilities	$617,773	$-	$617,773
Deferred underwriting commissions	28,980,000		28,980,000
Derivative warrant liabilities	-	87,356,600	87,356,600
Total liabilities	29,597,773	87,356,600	116,954,373
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	795,088,440	(87,356,600)	707,731,840
Shareholders ’ equity
Preference shares- $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	329	874	1,203
Class B ordinary shares - $0.0001 par value	2,570	-	2,570
Additional paid-in-capital	5,147,874	41,667,006	46,814,880
Accumulated deficit	(150,766)	(41,667,880)	(41,818,646)
Total shareholders ’ equity	5,000,007	-	5,000,007
Total liabilities and shareholders ’ equity	$829,686,220	$-	$829,686,220

	Period From May 12, 2020 (Inception) Through December 31, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Statement of Operations
Loss from operations	$(442,331)	$-	$(442,331)
Other (expense) income:
Change in fair value of warrant liabilities	-	(40,117,600)	(40,117,600)
Financing costs	-	(1,550,280)	(1,550,280)
Unrealized gain on investments held in Trust Account	291,565	-	291,565
Total other (expense) income	291,565	(41,667,880)	(41,376,315)
Net loss	$(150,766)	$(41,667,880)	$(41,818,646)

Basic and Diluted weighted-average Class A common stock outstanding	82,800,000		82,800,000
Basic and Diluted net loss per Class A common shares	$0.00		$-
Basic and Diluted weighted-average Class B common stock outstanding	24,784,141		24,784,141
Basic and Diluted net loss per Class B common shares	$(0.02)	$(1.68)	$(1.70)

	Period From May 12, 2020 (Inception) Through December 31, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Statement of Cash Flows
Net loss	$(150,766)	$(41,667,880)	$(41,818,646)
Adjustments to reconcile net loss to net cash used in operating activities	(286,565)	-	(286,565)
Change in fair value of derivative warrant liabilities	-	40,117,600	40,117,600
Financing costs	-	1,550,280	1,550,280
Net cash used in operating activities	(906,015)	-	(906,015)
Net cash used in investing activities	(828,000,000)	-	(828,000,000)
Net cash provided by financing activities	829,643,801	-	829,643,801
Net change in cash	$737,786	$-	$737,786

In addition, the impact to the balance sheet dated August 4, 2020, filed on Form 8-K on August 10, 2020 related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in a $59.4 million increase to the derivative warrant liabilities line item at August 4. 2020 and offsetting decrease to the Class A common stock subject to possible redemption mezzanine equity line item. There is no change to total stockholders’ equity at the reported balance sheet date:

	As of August 4, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Balance Sheet
Total assets	$830,815,088	$-	$830,815,088
Liabilities and stockholders ’ equity
Total current liabilities	$1,590,808	$-	$1,590,808
Deferred underwriting commissions	28,980,000	-	28,980,000
Derivative warrant liabilities	-	60,973,400	60,973,400
Total liabilities	30,570,808	60,973,400	91,544,208
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	795,244,270	(60,973,400)	734,270,870
Shareholders ’ equity
Preference shares- $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	328	609	937
Class B ordinary shares - $0.0001 par value	2,570	-	2,570
Additional paid-in-capital	5,027,112	15,284,071	20,311,183
Accumulated deficit	(30,000)	(15,284,680)	(15,314,680)
Total shareholders ’ equity	5,000,010	-	5,000,010
Total liabilities and shareholders ’ equity	$830,815,088	$-	$830,815,088

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Note 3—Summary of Significant Accounting Policies

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

CC NEUBERGER PRINCIPAL HOLDINGS II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Fair Value of Financial Instruments

As of December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses and accrued expenses – related party approximate their fair values due to the short-term nature of the instruments. As of December 31, 2020, the Company’s portfolio of investments held in the Trust Account is comprised of investments in United States government treasury bills and money market funds that invest in U.S. government securities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting discounts and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued an aggregate of 20,700,000 common stock warrants associated with Units issued to investors in our Initial Public Offering and the underwriters’ exercise of their overallotment option and we issued 18,560,000 Private Placement Warrants. In addition, we entered into a Forward Purchase Agreement in connection with the Initial Public Offering which provides for the purchase of up to $200,000,000 of units, with each unit consisting of one Class A ordinary share and three-sixteenths of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of our initial Business Combination. All of our outstanding warrants and the forward purchase agreement are recognized as derivative assets and liabilities in accordance with ASC 815-40.

For equity-linked contracts that are classified as assets or liabilities, we record the fair value of the equity -linked contracts at each balance sheet date and record the change in the statements of operations as a (gain) loss on change in fair value of derivative liabilities. Our public warrants were initially valued using a binomial lattice pricing model, when the public warrants were not yet trading and did not have observable pricing and are now valued based on public market quoted prices. Our Private Placement Warrants are valued using a binomial lattice pricing model when the warrants are subject to the make -whole table, or otherwise are valued using a Black-Scholes pricing model. Our Forward Purchase Agreement is valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds, each adjusted for the probability of executing a successful business combination. The assumptions used in preparing these models include estimates such as volatility, contractual terms, discount rates, dividend rate, expiration dates and risk -free rates.

The estimates used to calculate the fair value of our derivative assets and liabilities change at each balance sheet date based on our stock price and other assumptions described above. If our assumptions change or we experience significant volatility in our stock price or interest rates, the fair value calculated from one balance sheet period to the next could be materially different.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 70,773,184 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Note 4—Initial Public Offering

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

Each Unit consists of one Class A ordinary share and one-fourth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 9).

Note 5—Private Placement

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

Note 6—Related Party Transactions

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

CC NEUBERGER PRINCIPAL HOLDINGS II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Performance Based Compensation

Upon successful completion of the Company’s Business Combination, a payment will be made to our Chief Financial Officer of the greater of $20,000 per month and $120,000 in the aggregate for his services. The Company has not incurred any expenses in the accompanying statements of operations for the period from May 12, 2020 (inception) through December 31, 2020 for this arrangement.

Note 7—Commitments & Contingencies

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

Note 8—Shareholders’ Equity

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 82,800,000 Class A ordinary shares issued and outstanding, including 70,773,184 Class A ordinary shares subject to possible redemption.

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

Note 9—Derivative Liabilities

Warrants - As of December 31, 2020, the Company had 20,700,000 Public Warrants and 18,560,000 Private Placement Warrants outstanding.

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

Forward purchase agreement

The Forward Purchase Agreement provides for the purchase of up to $200,000,000 of units, with each unit consisting of one Class A ordinary share (the “Forward Purchase Shares”) and three -sixteenths of one warrant to purchase one Class A ordinary share at $11.50 per share (the “Forward Purchase Warrants”), for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of the initial Business Combination.

Note 10.	Fair Value Measurements

The Company’s investments in money market funds held in Trust Account are valued using NAV as a practical expedient for fair value under ASU 2015- 07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), and are therefore excluded from the levels of the fair value hierarchy.

A reconciliation of the beginning and ending balances of the derivative assets and liabilities is summarized below:

Beginning of period	$—
Acquisition date fair value of warrants:
Public warrants issued in the initial public offering	27,117,000
Private placement warrants issued in connection with the initial public offering (a)	32,294,400
Forward Purchase Agreement liability	1,562,000
Total acquisition date fair value of derivative liabilities	60,973,400
Change in fair value of warrant liabilities	14,840,200
Change in fair value of forward purchase agreement	11,543,000
End of period	$87,356,600

(a) The initial fair value of the private warrants issued in connection with the initial public offering includes $13.7 million in excess fair value over the warrant price which is reflected in change in fair value of warrant liabilities in the statement of operations.

The following table presents information about the Company's assets that are measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

Description	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$720,932,535	$-	$-

Liabilities:
Derivative liabilities – Public Warrants	$36,018,000	$-	$-
Derivative liabilities – Private Warrants	$-	$-	$38,233,600
Derivative liabilities – Forward Purchase Agreement	$-	$-	$13,105,000

(1) - Excludes $55,645,484 of investments in an open-ended money market fund, in which the Company uses NAV as a practical expedient to fair value, and $51,713,546 in cash.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in September 2020, when the Public Warrants were separately listed and traded.

The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a binomial / lattice model for the public warrants and the Black-Scholes Option Pricing Model for the private warrants. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since September 2020. The Company’s Private Placement Warrants are valued using a binomial lattice pricing model when the warrants are subject to the make -whole table, or otherwise are valued using a Black-Scholes pricing model. The company’s Forward Purchase Agreement is valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds, each adjusted for the probability of executing a successful business combination. For the period from May 12, 2020 (Inception) through December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $40.1 million presented as change in fair value of derivative liabilities on the accompanying statement of operations.

The valuation methodologies for the warrants and forward purchase agreement included in Derivative Liabilities include certain significant unobservable inputs, resulting in such valuations to be classified as Level 3 in the fair value measurement hierarchy. The methodologies include a probability of a successful business combination, which was determined to be 80% as of December 31, 2020. The methodologies also include an expected merger date, which was set as February 4, 2022, which is 18 months after the Initial Public Offering date. The warrant valuation models also include expected volatility, which differ between public and private placement warrants and can vary further depending on where the Company stands in identifying a business combination target. For public warrants and when such warrants have observed pricing in the public markets, we backsolved for the volatility input to our pricing model such that the resulting value equals the observed price. For public warrants and when such warrants are not yet trading and we do not have observed pricing in public markets, we assume a volatility based on research on SPAC warrants and the implied volatilities shortly after they start trading. The volatility of the private placement warrants vary depending on the specific characteristics of the public and private placement warrants. Prior to the announcement of a merger, we assume a volatility based on the median volatility of the Russell 3000 constituents. After the announcement of a proposed business combination and in cases where the public warrants are subject to the make -whole table, then we assume a volatility based on the volatility of the target company's peer group.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

Public Warrants	As of August 4, 2020
Stock price	$9.77
Volatility	25.00%
Expected life of the options to convert	5.5
Risk-free rate	0.20%
Dividend yield	0.0%

Private Warrants	As of August 4, 2020	As of September 30, 2020	As of December 31, 2020
Stock price	$9.77	$10.05	$10.40
Volatility	30.00%	30.00%	30.00%
Expected life of the options to convert	5.5	5.5	5.5
Risk-free rate	0.20%	0.30%	0.40%
Dividend yield	0.0%	0.0%	0.0%

Forward Purchase Agreements	As of August 4, 2020	As of September 30, 2020	As of December 31, 2020
Stock price	$9.77	$10.05	$10.40
Probability of closing	80.00%	80.0%	80.0%
Discount term	1.5	1.3	1.1
Risk-free rate	0.13%	0.12%	0.10%
Dividend yield	0.0%	0.0%	0.0%

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Note 11.	Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements are available for issuance, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Note 12. Quarterly Financial Information (Unaudited)

The following tables contain unaudited quarterly financial information for the quarterly period ended September 30, 2020 that has been updated to reflect the restatement and revision of the Company’s financial statements as described in Note 2—Restatement of Financial Statements. The restatement and revision had no impact net cash flows from operating, investing or financing activities. The Company has not amended its previously filed Quarterly Report on Form 10-Q for the Affected Period. The financial information that has been previously filed or otherwise reported for the Affected Period is superseded by the information in this Annual Report, and the financial statements and related financial information for the Affected Period contained in such previously filed report should no longer be relied upon.

	As of September 30, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$829,742,490		$829,742,490
Liabilities and stockholders ’ equity
Total current liabilities	$649,277	$-	$649,277
Deferred underwriting commissions	28,980,000	-	28,980,000
Derivative warrant liabilities	-	78,268,800	78,268,800
Total liabilities	29,629,277	78,268,800	107,898,077
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	795,113,210	(78,268,800)	716,844,410
Shareholders ’ equity
Preference shares- $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	329	783	1,112
Class B ordinary shares - $0.0001 par value	2,570	-	2,570
Additional paid-in-capital	5,123,104	32,579,297	37,702,401
Accumulated deficit	(126,000)	(32,580,080)	(32,706,080)
Total shareholders ’ equity	5,000,003	-	5,000,003
Total liabilities and shareholders ’ equity	$829,742,490	$-	$829,742,490

	Three Months Ended September 30, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Loss from operations	$(211,277)	$-	$(211,277)
Other (expense) income:
Change in fair value of warrant liabilities	-	(31,029,800)	(31,029,800)
Financing cost	-	(1,550,280)	(1,550,280)
Net gain from investments held in Trust Account	101,800	-	101,800
Total other (expense) income	101,800	(32,580,080)	(32,478,280)
Net loss	$(109,477)	$(32,580,080)	$(32,689,557)
Basic and Diluted weighted-average Class A common shares outstanding	82,800,000		82,800,000
Basic and Diluted net loss per Class A common shares	$0.00		$0.00
Basic and Diluted weighted-average Class B common shares outstanding	25,700,000		24,702,174
Basic and Diluted net loss per Class B common shares	$(0.01)	$(1.32)	$(1.33)

	Period From May 12, 2020 (Inception) Through September 30, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Loss from operations	$(227,800)	$-	$(227,800)
Other (expense) income:
Change in fair value of warrant liabilities	-	(31,029,800)	(31,029,800)
Financing cost	-	(1,550,280)	(1,550,280)
Net gain from investments held in Trust Account	101,800	-	101,800
Total other (expense) income	101,800	(32,580,080)	(32,478,280)
Net loss	$(126,000)	$(32,580,080)	$(32,706,080)
Basic and Diluted weighted-average Class A common shares outstanding	82,800,000	-	82,800,000
Basic and Diluted net loss per Class A share	$0.00	-	$0.00
Basic and Diluted weighted-average Class B common shares outstanding	25,700,000	-	24,160,000
Basic and Diluted net loss per Class B share	$(0.01)	$(1.35)	$(1.36)

	Period From May 12, 2020 (Inception) Through September 30, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows
Net loss	$(126,000)	$(32,580,080)	$(32,706,080)
Adjustment to reconcile net loss to net cash used in operating activities	(96,800)	-	(96,800)
Change in fair value of derivative warrant liabilities	-	31,029,800	31,029,800
Financing costs	-	1,550,280	1,550,280
Net cash used in operating activities	(861,077)	-	(861,077)
Net cash used in investing activities	(828,000,000)	-	(828,000,000)
Net cash provided by financing activities	829,733,351	-	829,733,351
Net change in cash	$872,274	$-	$872,274

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9.A.	Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting”. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amended Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from July 3, 2020 (inception) through December 31, 2020, covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. as the circumstances that led to the restatement of our financial statements described in this Amended Annual Report on Form 10-K/A had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of Financial Statements”.

Internal Control over Financial Reporting

This Amended Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the period from May 12, 2020 through December 31, 2020, there had been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Amended Annual Report on Form 10-K/A had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of Financial Statements.”.

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

No.	Description of Exhibit
3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company.
4.1(1)	Warrant Agreement, dated August 4, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2(2)	Description of the Company’s securities.
10.1(1)	Letter Agreement, dated July 30, 2020, among the Company, the Sponsor and the Company’s officers and directors.
10.2(1)	Investment Management Trust Agreement, dated August 4, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(1)	Registration and Shareholder Rights Agreement, dated August 4, 2020, among the Company, the Sponsor and certain other security holders named therein.
10.4(1)	Administrative Services Agreement, dated July 30, 2020, between the Company and the Sponsor.
10.5(1)	Private Placement Warrants Purchase Agreement, dated July 30, 2020, between the Company and the Sponsor.
10.6(1)	Forward Purchase Agreement, dated August 4, 2020, between the Company and Neuberger Berman Opportunistic Capital Solutions Master Fund LP.
10.7(1)	Indemnity Agreement, dated July 30, 2020, between the Company and Chinh E. Chu.
10.8(1)	Indemnity Agreement, dated July 30, 2020, between the Company and Douglas Newton.
10.9(1)	Indemnity Agreement, dated July 30, 2020, between the Company and Charles Kantor.
10.10(1)	Indemnity Agreement, dated July 30, 2020, between the Company and Matthew Skurbe.
10.11(1)	Indemnity Agreement, dated July 30, 2020, between the Company and Jason K. Giordano.
10.12(1)	Indemnity Agreement, dated July 30, 2020, between the Company and Joel Alsfine.
10.13(1)	Indemnity Agreement, dated July 30, 2020, between the Company and James Quella.
10.14(3)	Backstop Facility Agreement between the Company and NBOKS, dated as of November 16, 2020.
31.1*	Certification of Chief Executive Officer and Director Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 4, 2020 and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Original 10-K filed on March 31, 2021 and incorporated by reference herein.

(3)	Previously filed as an exhibit to our Form 10-Q filed on November 16, 2020 and incorporated by reference herein.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CC Neuberger Principal Holdings II

Date: May 21, 2021	/s/ Chinh E. Chu

By:	Chinh E. Chu

Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Chinh E. Chu
Name:	Chinh E. Chu
Title:	Chief Executive Officer and Director (Principal Executive Officer)
Date:	May 21, 2021

/s/ Matthew Skurbe
Name:	Matthew Skurbe
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	May 21, 2021

/s/ Charles Kantor
Name:	Charles Kantor
Title:	Director
Date:	May 21, 2021

/s/ Joel Alsfine
Name:	Joel Alsfine
Title:	Director
Date:	May 21, 2021

/s/ James Quella
Name:	James Quella
Title:	Director
Date:	May 21, 2021