Form 10-Q
period 2021-03-31
CC Neuberger Principal Holdings II
filed 2021-05-24
CIK 1812667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 24, 2021, 82,800,000 Class A ordinary shares, par value $0.0001, and 25,700,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CC NEUBERGER PRINCIPAL HOLDINGS II

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$678,069	$737,786
Prepaid expenses	610,496	656,869
Total current assets	1,288,565	1,394,655
Investments and cash held in Trust Account	828,431,468	828,291,565
Total Assets	$829,720,033	$829,686,220

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$601,087	$424,913
Accrued expenses	41,916	92,860
Accrued expenses - related party	162,040	100,000
Total current liabilities	805,043	617,773
Deferred underwriting commissions in connection with the initial public offering	28,980,000	28,980,000
Derivative liabilities	59,821,400	87,356,600
Total liabilities	89,606,443	116,954,373

Commitments and Contingencies
Class A ordinary shares, 500,000,000 shares authorized, 73,511,358 and 70,773,184 shares subject to possible redemption at $10.00 per share at March 31, 2021 and December 31, 2020, respectively	735,113,580	707,731,840

Shareholders' Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 9,288,642 and 12,026,816 shares issued and outstanding (excluding 73,511,358 and 70,773,184 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	929	1,203
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 25,700,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	2,570	2,570
Additional paid-in capital	19,433,414	46,814,880
Accumulated deficit	(14,436,903)	(41,818,646)
Total shareholders' equity	5,000,010	5,000,007
Total Liabilities and Shareholders' Equity	$829,720,033	$829,686,220

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

General and administrative expenses	$293,360
Loss from operations	(293,360)
Other income:
Change in fair value of derivative liabilities	27,535,200
Unrealized gain on investments held in Trust Account	139,903
Total other income	27,675,103
Net income	$27,381,743

Basic and diluted weighted average shares outstanding of Class A ordinary shares	82,800,000
Basic and diluted net income per ordinary share	$-
Basic and diluted weighted average shares outstanding of Class B ordinary shares	25,700,000
Basic and diluted net income per ordinary share	$1.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	12,026,816	$1,203	25,700,000	$2,570	$46,814,880	$(41,818,646)	$5,000,007
Change in shares subject to possible redemption	(2,738,174)	(274)	-	-	(27,381,466)	-	(27,381,740)
Net income	-	-	-	-	-	27,381,743	27,381,743
Balance - March 31, 2021 (unaudited)	9,288,642	$929	25,700,000	$2,570	$19,433,414	$(14,436,903)	$5,000,010

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash Flows from Operating Activities:
Net income	$27,381,743
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative liabilities	(27,535,200)
Unrealized gain on investments held in Trust Account	(139,903)
Changes in operating assets and liabilities:
Prepaid expenses	46,373
Accounts payable	176,174
Accrued expenses	(50,944)
Accrued expenses - related party	62,040
Net cash used in operating activities	(59,717)

Net change in cash	(59,717)

Cash - beginning of the period	737,786
Cash - ending of the period	$678,069

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$27,381,740

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

At March 31, 2021, the Company had not yet commenced operations. All activity for the period from May 12, 2020 (inception) through March 31, 2021 relates to the Company’s formation and its initial public offering (“Initial Public Offering”), and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company has selected December 31 as its fiscal year end.

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Amendment No. 1 of the Form 10-K/A filed by the Company with the SEC on May 24, 2021.

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

CC NEUBERGER PRINCIPAL HOLDINGS II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $678,000 in its operating bank account and working capital of approximately $484,000.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, and a loan of approximately $267,000 pursuant to the Note issued to the Sponsor (Note 5). Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 10, 2020. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. At March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

CC NEUBERGER PRINCIPAL HOLDINGS II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2021, the carrying values of cash, prepaids, accounts payable, accrued expenses and accrued expenses - related party approximate their fair values due to the short-term nature of the instruments. The Company’s investments in money market funds held in Trust Account are valued using NAV as a practical expedient for fair value under ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), and are therefore excluded from the levels of the fair value hierarchy. The Company’s investments in marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days, classified as trading securities. The fair value for trading securities is determined using quoted market prices in active markets.

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

The Company issued an aggregate of 20,700,000 warrants associated with Units issued to investors in our Initial Public Offering and the underwriters’ exercise of their overallotment option and we issued 18,560,000 Private Placement Warrants. In addition, we entered into a Forward Purchase Agreement in connection with the Initial Public Offering which provides for the purchase of up to $200,000,000 of units, with each unit consisting of one Class A ordinary share and three-sixteenths of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of our initial Business Combination. All of our outstanding warrants and the forward purchase agreement are recognized as derivative assets and liabilities in accordance with ASC 815-40.

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

CC NEUBERGER PRINCIPAL HOLDINGS II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 73,511,358 and 70,773,184 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Income Taxes

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s unaudited condensed statements of operations include a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the income earned on investments held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account, resulting in net income of approximately $140,000 for the three month period ended March 31, 2021, by the weighted average number of Class A ordinary shares outstanding for the period. Net income (loss) per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

CC NEUBERGER PRINCIPAL HOLDINGS II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the initial Business Combination and the Company’s liquidation, we reimburse the Sponsor for office space, secretarial and administrative services provided to us in the amount of $20,000 per month. We incurred approximately $60,000 in general and administrative expenses in the accompanying statements of operations for the three months ended March 31, 2021 and $162,000 was included in accrued expenses – related party at March 31, 2021.

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

Performance Based Compensation

Upon successful completion of the Company’s Business Combination, a payment to our Chief Financial Officer of the greater of $20,000 per month and $120,000 in the aggregate for his services. The Company has not incurred any expenses in the accompanying statements of operations for the three months ended March 31, 2021 for this arrangement.

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

Note 7—Shareholders’ Equity

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 82,800,000 Class A ordinary shares issued or outstanding, including 73,511,358 and 70,773,184 Class A ordinary shares subject to possible redemption, respectively.

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

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2021, there were no preference shares issued or outstanding.

Note 8—Derivative Liabilities

Warrants:

As of March 31, 2021 and December 31, 2020, the Company has 20,700,000 Public Warrants and 18,560,000 Private Placement Warrants outstanding.

CC NEUBERGER PRINCIPAL HOLDINGS II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

CC NEUBERGER PRINCIPAL HOLDINGS II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Forward purchase agreement

The Forward Purchase Agreement provides for the purchase of up to $200,000,000 of units, with each unit consisting of one Class A ordinary share (the “Forward Purchase Shares”) and three-sixteenths of one warrant to purchase one Class A ordinary share at $11.50 per share (the “Forward Purchase Warrants”), for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of the initial Business Combination.

Note 9—Fair Value Measurements

The following table presents information about the Company's assets that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, respectively, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

March 31, 2021

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$775,981,870	$-	$-

Liabilities:
Derivative warrant liabilities – Public Warrants	$22,770,000	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$35,078,400
Derivative warrant liabilities - Forward Purchase Agreement	$-	$-	$1,973,000

CC NEUBERGER PRINCIPAL HOLDINGS II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2020

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$720,932,535	$-	$-

Liabilities:
Derivative warrant liabilities – Public Warrants	$36,018,000	$-	$-
Derivative warrant liabilities - Private Warrants	$-	$-	$38,233,600
Derivative warrant liabilities - Forward Purchase Agreement	$-	$-	$13,105,000

(1) - Excludes $51,646,837 and $55,645,484 of investments in an open-ended money market fund, in which the Company uses NAV as a practical expedient to fair value at March 31, 2021 and December 31, 2020, respectively. In addition, it excludes $802,761 and $51,713,546 in cash at March 31, 2021 and December 31, 2020, respectively.

Level 1 instruments include investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2021.

The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a binomial / lattice model for the public warrants and the Black-Scholes Option Pricing Model for the private warrants. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since September 2020. The Company’s Private Placement Warrants are valued using a binomial lattice pricing model when the warrants are subject to the make-whole table, or otherwise are valued using a Black-Scholes pricing model. The company’s Forward Purchase Agreement is valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds, each adjusted for the probability of executing a successful business combination. For the three months ended March 31, 2021, the Company recognized a benefit to the statement of operations resulting from a decrease in the fair value of liabilities of approximately $27.5 million presented as change in fair value of derivative liabilities on the accompanying statement of operations.

A reconciliation of the derivative liabilities is summarized below:

Balance at December 31, 2020	$87,356,600
Change in fair value of warrant liabilities	(16,403,200)
Change in fair value of forward purchase agreements	(11,132,000)
Balance at March 31, 2021	$59,821,400

The valuation methodologies for the warrants and forward purchase agreement included in Derivative Liabilities include certain significant unobservable inputs, resulting in such valuations to be classified as Level 3 in the fair value measurement hierarchy. The methodologies include a probability of a successful business combination, which was determined to be 80% as of March 31, 2021. The methodologies also include an expected merger date, which was set as February 4, 2022, which is 18 months after the Initial Public Offering date. The warrant valuation models also include expected volatility, which differ between public and private placement warrants and can vary further depending on where the Company stands in identifying a business combination target. For public warrants and when such warrants have observed pricing in the public markets, we backsolved for the volatility input to our pricing model such that the resulting value equals the observed price. For public warrants and when such warrants are not yet trading and we do not have observed pricing in public markets, we assume a volatility based on research on SPAC warrants and the implied volatilities shortly after they start trading. The volatility of the private placement warrants vary depending on the specific characteristics of the public and private placement warrants. Prior to the announcement of a merger, we assume a volatility based on the median volatility of the Russell 3000 constituents. After the announcement of a proposed business combination and in cases where the public warrants are subject to the make-whole table, then we assume a volatility based on the volatility of the target company's peer group.

The following tables provide quantitative information regarding Level 3 fair value measurement inputs at the measurement dates:

Private Warrants	As of March 31, 2021	As of December 31, 2020
Stock price	$9.86	$10.40
Volatility	30.00%	30.0%
Expected life of the options to convert	5.5	5.5
Risk-free rate	1.00%	0.40%
Dividend yield	0.0%	0.0%

Forward Purchase Agreements	As of March 31, 2021	As of December 31, 2020
Stock price	$9.86	$10.40
Probability of closing	80.00%	80.0%
Discount term	0.8	1.1
Risk-free rate	0.06%	0.10%

CC NEUBERGER PRINCIPAL HOLDINGS II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through May 24, 2021, the date the financial statements are available for issuance, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

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

Results of Operations

Our entire activity since inception through March 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the three months ended March 31, 2021, we had net income of approximately $27.4 million, which consisted of $27.5 million from the change in fair value of the derivative warrant liabilities and approximately $140,000 investment income on Trust Account, partially offset by approximately $252,000 in general and administrative costs.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $678,000 in our operating bank account, working capital of approximately $484,000.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through the payment of $25,000 from our Sponsor to cover for certain expenses on our behalf in exchange for the issuance of the founder shares, and a loan of approximately $267,000 pursuant to a note agreement issued to our Sponsor (the “Note”). Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on September 10, 2020. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us working capital loans. As of March 31, 2021, there were no amounts outstanding under any working capital loan.

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

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the initial Business Combination and the Company’s liquidation, we reimburse the Sponsor for office space, secretarial and administrative services provided to us in the amount of $20,000 per month. We incurred approximately $60,000 in general and administrative expenses in the accompanying statements of operations for the three months ended March 31, 2021 and $160,000 included in accrued expenses – related party.

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

We issued an aggregate of 20,700,000 warrants associated with Units issued to investors in our Initial Public Offering and the underwriters’ exercise of their overallotment option and we issued 18,560,000 Private Placement Warrants. In addition, we entered into a Forward Purchase Agreement in connection with the Initial Public Offering which provides for the purchase of up to $200,000,000 of units, with each unit consisting of one Class A ordinary share and three-sixteenths of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of our initial Business Combination. All of our outstanding warrants and the forward purchase agreement are recognized as derivative assets and liabilities in accordance with ASC 815-40.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 73,511,358 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Our unaudited condensed statements of operations include a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the income earned on investments held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account, resulting in net income of approximately $140,000 for the three month period ended March 31, 2021, by the weighted average number of Class A ordinary shares outstanding for the period. Net income (loss) per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update ("ASU") No. 2020-06, Debt --Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting”. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in the Amended Annual Report on Form 10-K/A filed with the SEC on May 24, 2021, present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in the Amended Annual Report on Form 10-K/A filed with the SEC on May 24, 2021. Due solely to the events that led to our restatement of our financial statements, management identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of Financial Statements” the Amended Annual Report on Form 10-K/A filed with the SEC on May 24, 2021.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

 None.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s most recent prospectus for the Initial Public Offering as filed with the SEC on August 3, 2020.

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

In connection with the Initial Public Offering, we incurred offering costs of approximately $46.3 million (including approximately $29.0 million in deferred underwriting commissions). Other incurred offering costs consisted principally preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the Initial Business Combination, if consummated) and the Initial Public Offering expenses, $828.0 million of the net proceeds  from our Initial Public Offering and the sale of the Private Placement Warrants (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are held in the Trust Account and invested as described elsewhere in this Quarterly Report.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and Director Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 24, 2021	By:	/s/ Chinh E. Chu
	Name:	Chinh E. Chu
	Title:	Chief Executive Officer