Form 10-Q
period 2021-06-30
CC Neuberger Principal Holdings II
filed 2021-08-16
CIK 1812667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

CC Neuberger Principal Holdings II

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39410	98-1545419
(State or other jurisdiction of	(Commission	(I.R.S. Employer
incorporation or organization)	File Number)	Identification Number)

200 Park Avenue, 58th Floor
New York, NY	10166
(Address of principal executive offices)	(Zip Code)

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

As of August 16, 2021, 82,800,000 Class A ordinary shares, par value $0.0001, and 25,700,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CC NEUBERGER PRINCIPAL HOLDINGS II

Quarterly Report on Form 10-Q

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020	3

	Unaudited Condensed Statements of Operations for The Three and Six months ended June 30, 2021 and for the Period from May 12, 2020 (Inception) through June 30, 2020	4

	Unaudited Condensed Statements of Changes in Shareholders’ Equity for The Three and Six months ended June 30, 2021 and for the Period from May 12, 2020 (Inception) through June 30, 2020	5

	Unaudited Condensed Statements of Cash Flows for The Six months ended June 30, 2021 and for the Period from May 12, 2020 (Inception) through June 30, 2020	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

SIGNATURES		31

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$433,089	$737,786
Prepaid expenses	484,291	656,869
Total current assets	917,380	1,394,655
Investments and cash held in Trust Account	828,426,161	828,291,565
Total Assets	$829,343,541	$829,686,220

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$51,748	$424,913
Accrued expenses	1,981	92,860
Accrued expenses - related party	220,000	100,000
Total current liabilities	273,729	617,773
Deferred legal fees	961,313	—
Deferred underwriting commissions in connection with the initial public offering	28,980,000	28,980,000
Derivative liabilities	66,815,000	87,356,600
Total liabilities	97,030,042	116,954,373

Commitments and Contingencies
Class A ordinary shares, 500,000,000 shares authorized, 72,731,349 and 70,773,184 shares subject to possible redemption at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	727,313,490	707,731,840

Shareholders' Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 10,068,651 and 12,026,816 shares issued and outstanding (excluding 72,731,349 and 70,773,184 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	1,007	1,203
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 25,700,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	2,570	2,570
Additional paid-in capital	27,233,426	46,814,880
Accumulated deficit	(22,236,994)	(41,818,646)
Total shareholders' equity	5,000,009	5,000,007
Total Liabilities and Shareholders' Equity	$829,343,541	$829,686,220

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			For the period
			from May 12,
	For the three	For the six months	2020 (inception)
	months ended	ended June 30,	through June 30,
	June 30, 2021	2021	2020
General and administrative expenses	$801,184	$1,094,544	$16,523
Loss from operations	(801,184)	(1,094,544)	(16,523)
Other income (expense):
Change in fair value of derivative liabilities	(6,993,600)	20,541,600	—
Unrealized gain (loss) on investments held in Trust Account	(5,307)	134,596	—
Total other income (expense)	(6,998,907)	20,676,196	—
Net (loss) income	$(7,800,091)	$19,581,652	$(16,523)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	82,800,000	82,800,000	—
Basic and diluted net income per ordinary share	$—	$—	$—
Basic and diluted weighted average shares outstanding of Class B ordinary shares	25,700,000	25,700,000	25,700,000
Basic and diluted net (loss) income per ordinary share	$(0.30)	$0.76	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2021:

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	12,026,816	$1,203	25,700,000	$2,570	$46,814,880	$(41,818,646)	$5,000,007
Shares subject to possible redemption	(2,738,174)	(274)	—	—	(27,381,466)	—	(27,381,740)
Net income	—	—	—	—	—	27,381,743	27,381,743
Balance - March 31, 2021 (unaudited)	9,288,642	$929	25,700,000	$2,570	$19,433,414	$(14,436,903)	$5,000,010
Shares subject to possible redemption	780,009	78	—	—	7,800,012	—	7,800,090
Net loss	—	—	—	—	—	(7,800,091)	(7,800,091)
Balance - June 30, 2021 (unaudited)	10,068,651	$1,007	25,700,000	$2,570	$27,233,426	$(22,236,994)	$5,000,009

For the Period from May 12, 2020 (Inception) through June 30, 2020:

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - May 12, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)(2)	—	—	25,700,000	2,570	22,430	—	25,000
Net loss	—	—	—	—	—	(16,523)	(16,523)
Balance - June 30, 2020 (unaudited)	—	$—	25,700,000	$2,570	$22,430	$(16,523)	$8,477

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

		For the period
		from May 12,
	For the six	2020 (inception)
	months ended	through June
	June 30, 2021	30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$19,581,652	$(16,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(20,541,600)	—
Unrealized gain on investments held in Trust Account	(134,596)	—
Changes in operating assets and liabilities:
Prepaid expenses	172,578	16,523
Accounts payable	21,843	—
Accrued expenses	(90,879)	—
Accrued expenses - related party	120,000	—
Deferred legal fees	566,305	—
Net cash used in operating activities	(304,697)	—

Net change in cash	(304,697)	—

Cash - beginning of the period	737,786	—
Cash - end of the period	$433,089	$—

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$19,581,650	$—
Prepaid expenses paid in exchange for issuance of Class B ordinary shares to Sponsor	$—	$25,000
Deferred offering costs included in accounts payable	$—	$33,175
Deferred offering costs included in accrued expenses	$—	$109,204

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

As of June 30, 2021, the Company had not yet commenced operations. All activity for the period from May 12, 2020 (inception) through June 30, 2021 relates to the Company’s formation and its initial public offering (“Initial Public Offering”), and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company has selected December 31 as its fiscal year end.

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

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirement, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $433,000 in its operating bank account and working capital of approximately $644,000.

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, and a loan of approximately $267,000 pursuant to the Note issued to the Sponsor (Note 5). Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 10, 2020. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

In connection with the Company's assessment of going concern considerations in accordance with Financial Accounting Standard Board's Accounting Standards Updated (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern”, management has determined that the mandatory liquidation and subsequent dissolution related to the Combination Period described above raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 4, 2022.

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

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000, and investments held in Trust Account. As of June 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed balance sheets.

Fair Value Measurements

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

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company issued an aggregate of 20,700,000 redeemable warrants associated with Units issued to investors in our Initial Public Offering and the underwriters’ exercise of their overallotment option (the “Public Warrants”) and issued 18,560,000 Private Placement Warrants. In addition, the Company entered into a forward purchase agreement in connection with the Initial Public Offering which provides for the purchase by an affiliate of the Sponsor of up to $200,000,000 of units, with each unit consisting of one Class A ordinary share and three-sixteenths of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of our initial Business Combination (the “Forward Purchase Agreement”). All of the outstanding warrants and the Forward Purchase Agreement are recognized as derivative assets and liabilities in accordance with ASC 815.

For equity-linked contracts that are classified as assets or liabilities, the Company recognizes the fair value of the equity-linked contracts at each balance sheet date and records the change in the statements of operations as a (gain) loss on change in fair value of derivative liabilities. The Public Warrants were initially valued using a binomial lattice pricing model when the Public Warrants were not yet trading and did not have observable pricing, and are now valued based on public market quoted prices. The Private Placement Warrants are valued using a binomial lattice pricing model when the warrants are subject to the make-whole table, or otherwise are valued using a Black-Scholes pricing model. The Forward Purchase Agreement is valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds, each adjusted for the probability of executing a successful business combination. The assumptions used in preparing these models include estimates such as volatility, contractual terms, discount rates, dividend rate, expiration dates and risk-free rates.

The estimates used to calculate the fair value of the Company’s derivative assets and liabilities change at each balance sheet date based on the value of the Company’s stock price and other assumptions described above. If these assumptions change or there is  significant volatility in the Company’s stock price or interest rates, the fair value calculated from one balance sheet period to the next could be materially different.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting discounts and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statement of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 72,731,349 and 70,773,184 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s unaudited condensed statements of operations include a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the income earned on investments held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account, resulting in net (loss) income of approximately $(5,000) and $135,000 for the three and six month period ended June 30, 2021, respectively, and $(17,000) for the period from inception to June 30, 2020, by the weighted average number of Class A ordinary shares outstanding for the period. Net income (loss) per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Reclassifications

Certain prior year amounts have been reclassified in these condensed financial statements to confirm to the current year presentation.

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

Each Unit consists of one Class A ordinary share and one-fourth of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

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

Note 5—Related Party Transactions

Founder Shares

On August 4, 2020, the Company issued 7,875,000 Class B ordinary shares to the Sponsor (the “Founder Shares”) in exchange for a capital contribution of $25,000. On July 15, 2020, the Company effected a share capitalization resulting in the Sponsor holding an aggregate of 22,250,000 Founder Shares. Subsequent to this share capitalization, in July 2020, the Sponsor transferred 40,000 Founder Shares to each of Joel Alsfine and James Quella, the independent director nominees. On July 30, 2020, the Company effected a share capitalization resulting in the Initial Shareholders holding an aggregate of 25,700,000 Founder Shares, including up to 2,700,000 shares were subject to forfeiture to the Company for no consideration to the extent that the option to purchase additional units is not exercised in full or in part, so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding shares after the Initial Public Offering plus the number of Class A ordinary shares to be sold pursuant to any forward purchase agreement entered into in connection with the Initial Public Offering (the “Forward Purchase Agreement”). All shares and the associated amounts have been retroactively restated to reflect the share capitalizations. On August 4, 2020, the Company closed the issuance of additional Units pursuant to the underwriters’ full exercise of the over-allotment option; thus, no Founder Shares are currently subject to forfeiture. Pursuant to a securities assignment agreement dated June 8, 2021, the Sponsor transferred 40,000 Founder Shares to Jonathan Gear, a recently appointed independent director.

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

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company reimburses the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $20,000 per month. The Company incurred $60,000 and $120,000 in general and administrative expenses in the accompanying statements of operations for the three and six months ended June 30, 2021, respectively. The Company has accrued $220,000, included in accrued expenses – related party, as of June 30, 2021 related to the administrative services agreement.

Forward Purchase Arrangement

In connection with the consummation of the Public Offering, the Company entered into the Forward Purchase Agreement with Neuberger Berman Opportunistic Capital Solutions Master Fund LP (“NBOKS”), a member of our sponsor, which will provide for the purchase of up to $200,000,000 of units, with each unit consisting of one Class A ordinary share and three-sixteenths of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of our initial business combination. The Forward Purchase Agreement will allow NBOKS to be excused from its purchase obligation in connection with a specific business combination if NBOKS does not have sufficient committed capital allocated to the Forward Purchase Agreement to fulfill its funding obligations under such forward purchase agreement in respect of such business combination. Following the consummation of this offering and prior to an initial business combination, NBOKS intends to raise additional committed capital such that the condition described in the preceding sentence is met, but there can be no assurance that additional capital will be available. The obligations under the Forward Purchase Agreement will not depend on whether any Class A ordinary shares are redeemed by our public shareholder.

Performance Based Compensation

Upon successful completion of the Company’s Business Combination, a payment to our Chief Financial Officer of the greater of $20,000 per month and $120,000 in the aggregate for his services will be paid. The Company has not incurred any expenses in the accompanying condensed statements of operations for the three and six months ended June 30, 2021, respectively, for this arrangement.

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the prospectus to purchase up to 10,800,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On August 4, 2020, the Company closed the issuance of such additional Units pursuant to the underwriters’ full exercise of the over-allotment option.

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

Note 7—Shareholders’ Equity

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 82,800,000 Class A ordinary shares issued or outstanding, including 72,731,349 and 70,773,184 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 25,700,000 Class B ordinary shares issued or outstanding.

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

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8—Derivative Liabilities

Warrants:

As of June 30, 2021 and December 31, 2020, the Company has 20,700,000 Public Warrants and 18,560,000 Private Placement Warrants outstanding.

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

The Company may redeem the Public Warrants (but not the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

●	if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like).

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

Commencing 90 days after the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants (but not the Private Placement Warrants):

●	in whole and not in part;
●	at $0.10 per warrant provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the agreed table based on the redemption date and the “fair market value” of the Class A ordinary shares (as defined below);
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9—Fair Value Measurements

The following table presents information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, respectively, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

June 30, 2021

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$775,903,650	$—	$—

Liabilities:
Derivative warrant liabilities – Public Warrants	$28,152,000	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$35,264,000
Derivative liabilities - Forward Purchase Agreement	$—	$—	$3,399,000

December 31, 2020

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$720,932,535	$—	$—

Liabilities:
Derivative warrant liabilities – Public Warrants	$36,018,000	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$38,233,600
Derivative liabilities - Forward Purchase Agreement	$—	$—	$13,105,000

(1) - Excludes $51,648,125 and $55,645,484 of investments in an open-ended money market fund, in which the Company uses NAV as a practical expedient to fair value at June 30, 2021 and December 31, 2020, respectively. In addition, it excludes $874,386 and $51,713,546 in cash at June 30, 2021 and December 31, 2020, respectively.

Level 1 assets include investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and six months ended June 30, 2021.

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The fair value of the Public Warrants and the Private Placement Warrants were initially measured at fair value using a binomial / lattice model for the Public Warrants and a Black-Scholes option pricing model for the Private Placement Warrants. The fair value of Public Warrants have been subsequently measured based on the listed market price of such warrants, a Level 1 measurement, since September 2020. The Company’s Private Placement Warrants are valued using a binomial lattice pricing model when the warrants are subject to the make-whole table, or otherwise are valued using a Black-Scholes pricing model. The company’s Forward Purchase Agreement is valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds, each adjusted for the probability of executing a successful business combination. For the three and six months ended June 30, 2021, the Company recognized a (loss) benefit to the statements of operations resulting from a change in the fair value of derivative liabilities of approximately $(7.0) million and $20.5 million, respectively, presented as change in fair value of derivative liabilities in the accompanying condensed statements of operations.

A reconciliation of the Level 3 derivative liabilities is summarized below:

Balance as of December 31, 2020	$51,338,600
Change in fair value of warrant liabilities	(2,969,600)
Change in fair value of forward purchase agreements	(9,706,000)
Balance as of June 30, 2021	$38,663,000

The valuation methodologies for the Private Placement Warrants and Forward Purchase Agreement included in Derivative Assets include certain significant unobservable inputs, resulting in such valuations to be classified as Level 3 in the fair value measurement hierarchy. The methodologies include a probability of a successful business combination, which was determined to be 80% as of June 30, 2021. The methodologies also include an expected merger date, which was set as February 4, 2022, which is 18 months after the Initial Public Offering date. The warrant valuation models also include expected volatility, which differ between public and private placement warrants and can vary further depending on where the Company stands in identifying a business combination target. For public warrants and when such warrants have observed pricing in the public markets, we back solved for the volatility input to our pricing model such that the resulting value equals the observed price. For public warrants and when such warrants are not yet trading and we do not have observed pricing in public markets, we assume a volatility based on research on SPAC warrants and the implied volatilities shortly after they start trading. The volatility of the Private Placement Warrants vary depending on the specific characteristics of the public and private placement warrants. Prior to the announcement of a merger, the Company assumes a volatility for the Private Placement Warrants based on the median volatility of the Russell 3000 constituents. After the announcement of a proposed business combination, then the valuation estimate assumes a volatility based on the volatility of the target company's peer group.

The following tables provide quantitative information regarding Level 3 fair value measurement inputs at the measurement dates:

	As of June 30,	As of December 31,
Private Warrants	2021	2020
Stock price	$9.89	$10.40
Volatility	30.00%	30.0%
Expected life of the options to convert	5.5	5.5
Risk-free rate	1.00%	0.40%
Dividend yield	0.0%	0.0%

	As of June 30,	As of December 31,
Forward Purchase Agreements	2021	2020
Stock price	$9.89	$10.40
Probability of closing	80.00%	80.0%
Discount term	0.6	1.1
Risk-free rate	0.06%	0.10%

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through August 16, 2021, the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

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

Overview

We are a blank check company incorporated on May 12, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”) that we have not yet selected. We may pursue a Business Combination in any industry or sector. Our sponsor is CC Neuberger Principal Holdings II Sponsor LLC, a Delaware limited liability company (our “Sponsor”).

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

Results of Operations

Our entire activity since inception through June 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the three months ended June 30, 2021, we had net loss of approximately $7.8 million, which consisted of a loss of $7.0 million from the change in fair value of the derivative liabilities, approximately $801,000 in general and administrative costs and a loss of approximately $5,000 on investments held in Trust Account.

For the six months ended June 30, 2021, we had net income of approximately $19.6 million, which consisted of a gain of approximately $20.5 million from the change in fair value of the derivative liabilities and approximately $135,000 of investment income on Trust Account, partially offset by approximately $1.1 million in general and administrative costs.

For the period from May 12, 2020 (inception) through June 30, 2020, we had a loss of approximately $17,000, which consisted solely of general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $433,000 in our operating bank account, working capital of approximately $644,000.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through the payment of $25,000 from our Sponsor to cover for certain expenses on our behalf in exchange for the issuance of the founder shares, and a loan of approximately $267,000 pursuant to a note agreement issued to our Sponsor (the “Note”). Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on September 10, 2020. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us working capital loans. As of June 30, 2021, there were no amounts outstanding under any working capital loan.

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

In connection with the Company's assessment of going concern considerations in accordance with Financial Accounting Standard Board's Accounting Standards Updated (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern”, management has determined that the mandatory liquidation and subsequent dissolution related to the Combination Period described above raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 4, 2022.

We continue to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the condensed balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the prospectus to purchase up to 10,800,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On August 4, 2020, we closed the issuance of such additional Units pursuant to the underwriters’ full exercise of the over-allotment option.

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

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the initial Business Combination and the Company’s liquidation, we reimburse the Sponsor for office space, secretarial and administrative services provided to us in the amount of $20,000 per month. We incurred approximately $60,000 and $120,000 in general and administrative expenses in the accompanying condensed statements of operations for the three and six months ended June 30, 2021, respectively, and accrued $220,000, in accrued expenses – related party, related to the administrative services agreement.

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

Derivative Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”).The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued an aggregate of 20,700,000 warrants associated with Units issued to investors in our Initial Public Offering and the underwriters’ exercise of their overallotment option (the “Public Warrants”) and we issued 18,560,000 Private Placement Warrants. In addition, we entered into a forward purchase agreement in connection with the Initial Public Offering which provides for an affiliate of our Sponsor to purchase of up to $200,000,000 of units, with each unit consisting of one Class A ordinary share and three-sixteenths of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of our initial Business Combination (the “Forward Purchase Agreement”). All of our outstanding warrants and the Forward Purchase Agreement are recognized as derivative assets and liabilities in accordance with ASC 815.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 72,731,349 and 70,773,184, respectively, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

Our unaudited condensed statements of operations include a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares are calculated by dividing the income earned on investments held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account, resulting in net (loss) income of approximately $(5,000) and $135,000 for the three and six month period ended June 30, 2021, respectively, by the weighted average number of Class A ordinary shares outstanding for the period. Net income (loss) per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update ("ASU") No. 2020-06, Debt --Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"), which simplifies accounting for convertible instruments by removing major separation models required under current generally accepted accounting principles in the United States (“U.S. GAAP”). The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due to the previously reported material weakness in our internal control over financial reporting related to our classification of the public and private warrants as components of equity instead of derivative liabilities. The material weakness was identified and discussed in our Form 10-K/A for the period ended December 31, 2021.

Notwithstanding the identified material weakness as of June 30, 2021, management, including the Certifying Officers, believe that the condensed financial statements contained in this Form 10-Q filing fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with U.S. GAAP.

Changes in internal control over financial reporting

We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the quarter ended June 30, 2021:

•	We have implemented procedures intended to ensure that we identify and apply the applicable accounting guidance to all complex transactions.
•	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our financial statements and related disclosures.

While we took considerable action to remediate the material weakness, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the second quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of fiscal 2021.

Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Amendment No.1 to the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2021 as filed with the SEC on May 24, 2021.

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

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 16, 2021	By:	/s/ Chinh E. Chu
	Name:	Chinh E. Chu
	Title:	Chief Executive Officer