Form 10-Q
period 2021-09-30
CC Neuberger Principal Holdings II
filed 2021-11-10
CIK 1812667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, 82,800,000 Class A ordinary shares, par value $0.0001, and 25,700,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CC NEUBERGER PRINCIPAL HOLDINGS II

Quarterly Report on Form 10-Q

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021, the three months ended September 30, 2020 and for the period from May 12, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2021, the three months ended September 30,2020 and for the period from May 12, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from May 12, 2020 (inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

SIGNATURES		30

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)	(revised)
Assets
Current assets:
Cash	$360,778	$737,786
Prepaid expenses	368,666	656,869
Total current assets	729,444	1,394,655
Investments and cash held in Trust Account	828,527,494	828,291,565
Total Assets	$829,256,938	$829,686,220

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$36,376	$424,913
Accrued expenses	375	92,860
Accrued expenses - related party	280,000	100,000
Total current liabilities	316,751	617,773
Deferred legal fees	1,153,263	—
Deferred underwriting commissions in connection with the initial public offering	28,980,000	28,980,000
Derivative liabilities	56,391,600	87,356,600
Total liabilities	86,841,614	116,954,373

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 82,800,000 shares subject to possible redemption at $10.00 per share at September 30, 2021 and December 31, 2020	828,000,000	828,000,000

Shareholders' Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized at September 30, 2021 and December 31, 2020	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 25,700,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	2,570	2,570
Additional paid-in capital	—	—
Accumulated deficit	(85,587,246)	(115,270,723)
Total shareholders' deficit	(85,584,676)	(115,268,153)
Total Liabilities and Shareholders' Deficit	$829,256,938	$829,686,220

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For the period
				from May 12,
			For the nine	2020 (inception)
	For the three months ended		months ended	through
	September 30,		September 30,	September 30,
	2021	2020	2021	2020
General and administrative expenses	$422,908	$211,277	$1,517,452	$227,800
Loss from operations	(422,908)	(211,277)	(1,517,452)	(227,800)
Other income (expense):
Change in fair value of derivative liabilities	10,423,400	(31,029,800)	30,965,000	(31,029,800)
Financing costs	—	(1,550,280)	—	(1,550,280)
Unrealized gain (loss) on investments held in Trust Account	101,333	101,800	235,929	101,800
Total other income (expense)	10,524,733	(32,478,280)	31,200,929	(32,478,280)
Net (loss) income	$10,101,825	$(32,689,557)	$29,683,477	$(32,706,080)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	82,800,000	52,200,000	82,800,000	33,819,718
Basic and diluted net income (loss) Class A per ordinary share	$0.09	$(0.43)	$0.27	$(0.57)
Basic and diluted weighted average shares outstanding of Class B ordinary shares	25,700,000	24,702,174	25,700,000	22,969,014
Basic and diluted net income (loss) per Class B ordinary share	$0.09	$(0.43)	$0.27	$(0.57)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(REVISED)

For the Three and Nine Months Ended September 30, 2021:

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	25,700,000	$2,570	$—	$(115,270,723)	$(115,268,153)
Net income	—	—	—	—	—	27,381,743	27,381,743
Balance - March 31, 2021 (unaudited)	—	$—	25,700,000	$2,570	$—	$(87,888,980)	$(87,886,410)
Net loss	—	—	—	—	—	(7,800,091)	(7,800,091)
Balance - June 30, 2021 (unaudited)	—	$—	25,700,000	$2,570	$—	$(95,689,071)	$(95,686,501)
Net loss	—	—	—	—	—	10,101,825	10,101,825
Balance - September 30, 2021 (unaudited)	—	$—	25,700,000	$2,570	$—	$(85,587,246)	$(85,584,676)

For the Three Months Ended September 30, 2020 and For the Period from May 12, 2020 (Inception) through September 30, 2020:

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - May 12, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	25,700,000	2,570	22,430	—	25,000
Net loss	—	—	—	—	—	(16,523)	(16,523)
Balance - June 30, 2020 (unaudited)	—	$—	25,700,000	$2,570	$22,430	$(16,523)	$8,477
Accretion on Class A ordinary shares subject to possible redemption	—	—	—	—	(22,430)	(73,452,077)	(73,474,507)
Net loss	—	—	—	—	—	(32,689,557)	(32,689,557)
Balance - September 30, 2020 (unaudited)	—	$—	25,700,000	$2,570	$—	$(106,158,157)	$(106,155,587)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

		For the period
		from May 12,
	For the nine	2020 (inception)
	months ended	through
	September 30,	September
	2021	30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$29,683,477	$(32,706,080)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	—	5,000
Change in fair value of derivative liabilities	(30,965,000)	31,029,800
Financing costs	—	1,550,280
Unrealized gain on investments held in Trust Account	(235,929)	(101,800)
Changes in operating assets and liabilities:
Prepaid expenses	288,203	(748,416)
Accounts payable	(388,537)	62,279
Accrued expenses	(92,485)	7,860
Accrued expenses - related party	180,000	40,000
Deferred legal fees	1,153,263	—
Net cash used in operating activities	(377,008)	(861,077)

Cash Flows from Investing Activities
Principal deposited in Trust Account	—	(828,000,000)
Net cash used in investing activities	—	(828,000,000)

Cash Flows from Financing Activities:
Proceeds received from note payable to related parties	—	50,000
Repayment of note payable to related parties	—	(266,737)
Proceeds received from initial public offering, gross	—	828,000,000
Proceeds from private placement	—	18,560,000
Payment of offering costs	—	(16,609,912)
Net cash provided by financing activities	—	829,733,351

Net change in cash	(377,008)	872,274

Cash - beginning of the period	737,786	—
Cash - end of the period	$360,778	$872,274

Supplemental disclosure of noncash investing and financing activities:
Prepaid expenses paid in exchange for issuance of Class B ordinary shares to Sponsor	$—	$20,000
Offering costs included in accounts payable	$—	$454,138
Offering costs included in accrued expenses	$—	$85,000
Offering costs paid by Sponsor through note payable	$—	$216,737
Deferred underwriting commissions in connection with the initial public offering	$—	$28,980,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1-Description of Organization, Business Operations and Basis of Presentation

CC Neuberger Principal Holdings II (the “Company”) is a blank check company incorporated in the Cayman Islands on May 12, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet selected (“Business Combination”). The Company may pursue a Business Combination in any industry or sector.

As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from May 12, 2020 (inception) through September 30, 2021 relates to the Company’s formation and its initial public offering (“Initial Public Offering”), and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company has selected December 31 as its fiscal year end.

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Amendment No. 1 of the Form 10-K/A filed by the Company with the SEC on May 24, 2021.

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Going Concern

As of September 30, 2021, the Company had approximately $361,000 in its operating bank account and working capital of approximately $413,000.

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, and a loan of approximately $267,000 pursuant to the Note issued to the Sponsor (Note 5). Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 10, 2020. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Note 2-Summary of Significant Accounting Policies

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC Topic 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ deficit. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company revised its previously filed financial statements to classify all of its outstanding Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation.

The impact of the revision to the audited balance sheet as of December 31, 2020, is a reclassification of $120,268,160, respectively, from total shareholders’ deficit to Class A ordinary shares subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows from operations or net income (loss). In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000, and investments held in Trust Account. As of September 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

In the event of an unsuccessful business combination, the warrants will expire worthless, with no liability due and a reversal of the accumulated deficit.

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

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. These offering costs are only payable in the event of a successful business combination.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, 82,800,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit.

Income Taxes

FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) Per Ordinary Share

The Company has two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$7,709,042	$2,392,783	$22,652,460	$7,031,017

Denominator:
Basic and diluted weighted average ordinary shares outstanding	82,800,000	25,700,000	82,800,000	25,700,000

Basic and diluted net income per ordinary share	$0.09	$0.09	$0.27	$0.27

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020		September 30, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(22,189,163)	$(10,500,394)	$(19,421,926)	$(13,284,154)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	52,200,000	24,702,174	33,819,718	23,131,915

Basic and diluted net loss per ordinary share	$(0.43)	$(0.43)	$(0.57)	$(0.57)

Reclassifications

Certain prior year amounts have been reclassified in these condensed financial statements to conform to the current year presentation.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s unaudited condensed financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3-Initial Public Offering

On August 4, 2020, the Company consummated the Initial Public Offering of 82,800,000 Units, including the issuance of 10,800,000 Units as a result of the underwriters’ exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $828.0 million, and incurring offering costs of approximately $46.3 million, inclusive of approximately $29.0 million in deferred underwriting commissions. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Each Unit consists of one Class A ordinary share and one-fourth of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

Note 4-Private Placement

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

Note 5-Related Party Transactions

Founder Shares

On August 4, 2020, the Company issued 7,875,000 Class B ordinary shares to the Sponsor (the “Founder Shares”) in exchange for a capital contribution of $25,000. On July 15, 2020, the Company effected a share capitalization resulting in the Sponsor holding an aggregate of 22,250,000 Founder Shares. Subsequent to this share capitalization, in July 2020, the Sponsor transferred 40,000 Founder Shares to each of Joel Alsfine and James Quella, the independent directors. On July 30, 2020, the Company effected a share capitalization resulting in the Initial Shareholders holding an aggregate of 25,700,000 Founder Shares, including up to 2,700,000 shares were subject to forfeiture to the Company for no consideration to the extent that the option to purchase additional units is not exercised in full or in part, so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding shares after the Initial Public Offering plus the number of Class A ordinary shares to be sold pursuant to any forward purchase agreement entered into in connection with the Initial Public Offering (the “Forward Purchase Agreement”). All shares and the associated amounts have been retroactively restated to reflect the share capitalizations. On August 4, 2020, the Company closed the issuance of additional Units pursuant to the underwriters’ full exercise of the over-allotment option; thus, no Founder Shares are currently subject to forfeiture. Pursuant to a securities assignment agreement dated June 8, 2021, the Sponsor transferred 40,000 Founder Shares to Jonathan Gear, an independent director.

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

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company reimburses the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $20,000 per month. The Company incurred $60,000 and $180,000 in general and administrative expenses in the accompanying statements of operations for the three and nine months ended September 30, 2021, respectively. The Company has accrued $280,000, included in accrued expenses – related party, as of September 30, 2021 related to the administrative services agreement.

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

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Performance Based Compensation

Upon successful completion of the Company’s Business Combination, a payment to our Chief Financial Officer of the greater of $20,000 per month and $120,000 in the aggregate for his services will be paid. The Company has not incurred any expenses in the accompanying condensed statements of operations for the three and nine months ended September 30, 2021, respectively, for this arrangement.

Note 6 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 82,800,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

As of September 30, 2021, Class A ordinary shares subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross Proceeds	$828,000,000
Less:
Offering costs allocated to Class A shares subject to possible redemption	(46,345,787)
Proceeds allocated to Public Warrants at issuance	(27,128,720)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	73,474,507
Class A ordinary shares subject to possible redemption	$828,000,000

Note 7-Commitments and Contingencies

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

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8-Shareholders’ Equity (Deficit)

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 82,800,000 Class A ordinary shares issued or outstanding. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 6).

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 25,700,000 Class B ordinary shares issued or outstanding.

Only holders of Class B ordinary shares will have the right to appoint directors in any election held prior to or in connection with the completion of our initial business combination. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to the completion of our initial business combination, holders of a majority of our Class B ordinary shares may remove a member of our board of directors for any reason. These provisions of our amended and restated memorandum and articles of association relating to the rights of holders of Class B ordinary shares to appoint or remove directors prior to our initial business combination may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares voting in a general meeting.

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

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Note 9-Derivative Liabilities

Warrants:

As of September 30, 2021 and December 31, 2020, the Company has 20,700,000 Public Warrants and 18,560,000 Private Placement Warrants outstanding.

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

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10-Fair Value Measurements

The following table presents information about the Company's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, respectively, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

September 30, 2021

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$724,950,945	$—	$—

Liabilities:
Derivative warrant liabilities – Public Warrants	$20,907,000	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$34,521,600
Derivative liabilities - Forward Purchase Agreement	$—	$—	$963,000

December 31, 2020

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$720,932,535	$—	$—

Liabilities:
Derivative warrant liabilities – Public Warrants	$36,018,000	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$38,233,600
Derivative liabilities - Forward Purchase Agreement	$—	$—	$13,105,000

(1) - Excludes $51,649,427 and $55,645,484 of investments in an open-ended money market fund, in which the Company uses NAV as a practical expedient to fair value at September 30, 2021 and December 31, 2020, respectively. In addition, it excludes $51,927,122 and $51,713,546 in cash at September 30, 2021 and December 31, 2020, respectively.

Level 1 assets include investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine months ended September 30, 2021.

The fair value of the Public Warrants and the Private Placement Warrants were initially measured at fair value using a binomial / lattice model for the Public Warrants and a Black-Scholes option pricing model for the Private Placement Warrants. The fair value of Public Warrants have been subsequently measured based on the listed market price of such warrants, a Level 1 measurement, since September 2020. The Company’s Private Placement Warrants are valued using a binomial lattice pricing model when the warrants are subject to the make-whole table, or otherwise are valued using a Black-Scholes pricing model. The company’s Forward Purchase Agreement is valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds, each adjusted for the probability of executing a successful business combination. For the three and nine months ended September 30, 2021, the Company recognized a (loss) benefit to the statements of operations resulting from a change in the fair value of derivative liabilities of approximately $3.4 million and $31.0 million, respectively, presented as change in fair value of derivative liabilities in the accompanying condensed statements of operations.

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

A reconciliation of the Level 3 derivative liabilities is summarized below:

Balance as of December 31, 2020	$51,338,600
Change in fair value of warrant liabilities	(3,712,000)
Change in fair value of forward purchase agreements	(12,142,000)
Balance as of September 30, 2021	$35,484,600

The valuation methodologies for the Private Placement Warrants and Forward Purchase Agreement included in Derivative Assets include certain significant unobservable inputs, resulting in such valuations to be classified as Level 3 in the fair value measurement hierarchy. The methodologies include a probability of a successful business combination, which was determined to be 80% as of September 30, 2021. The methodologies also include an expected merger date, which was set as May 5, 2022. The warrant valuation models also include expected volatility, which differ between public and private placement warrants and can vary further depending on where the Company stands in identifying a business combination target. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since September 2020. For public warrants and when such warrants are not yet trading and we do not have observed pricing in public markets, we assume a volatility based on research on SPAC warrants and the implied volatilities shortly after they start trading. The volatility of the Private Placement Warrants vary depending on the specific characteristics of the public and private placement warrants. Prior to the announcement of a merger, the Company assumes a volatility for the Private Placement Warrants based on the median volatility of the Russell 3000 constituents. After the announcement of a proposed business combination, then the valuation estimate assumes a volatility based on the volatility of the target company's peer group.

The following tables provide quantitative information regarding Level 3 fair value measurement inputs at the measurement dates:

	As of September 30,	As of December 31,
Private Warrants	2021	2020
Stock price	$9.82	$10.40
Volatility	30.00%	30.0%
Expected life of the options to convert	5.4	5.5
Risk-free rate	1.10%	0.40%
Dividend yield	0.0%	0.0%

	As of September 30,	As of December 31,
Forward Purchase Agreements	2021	2020
Stock price	$9.82	$10.40
Probability of closing	80.00%	80.0%
Discount term	0.6	1.1
Risk-free rate	0.06%	0.10%

Note 10-Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through November 10, 2021, the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

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

Results of Operations

Our entire activity since inception through September 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the three months ended September 30, 2021, we had net income of approximately $10.1 million, which consisted of a gain of $10.4 million from the change in fair value of the derivative liabilities and approximately $101,000 on investments held in Trust Account, partially offset by approximately $423,000 in general and administrative costs.

For the three months ended September 30, 2020, we had net loss of approximately $32.7 million, which consisted of $31.0 million loss from changes in fair value of warrant liabilities, $1.6 million of financing costs and approximately $211,000 in general and administrative costs, which were partially offset by $102,000 in net gain earned on investments held in the Trust Account.

For the nine months ended September 30, 2021, we had net income of approximately $29.7 million, which consisted of a gain of approximately $31.0 million from the change in fair value of the derivative liabilities and approximately $236,000 of investment income on Trust Account, partially offset by approximately $1.5 million in general and administrative costs.

For the period from May 12, 2020 (inception) through September 30, 2020, we had net loss of approximately $32.7 million, which consisted of $31.0 million loss from changes in fair value of warrant liabilities, $1.6 million of financing costs and approximately $228,000 in general and administrative costs, which were partially offset by $102,000 in net gain earned on investments held in the Trust Account.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $361,000 in our operating bank account, working capital of approximately $413,000.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through the payment of $25,000 from our Sponsor to cover for certain expenses on our behalf in exchange for the issuance of the founder shares, and a loan of approximately $267,000 pursuant to a note agreement issued to our Sponsor (the “Note”). Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on September 10, 2020. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us Working Capital Loans. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the initial Business Combination and the Company’s liquidation, we reimburse the Sponsor for office space, secretarial and administrative services provided to us in the amount of $20,000 per month. We incurred approximately $60,000 and $180,000 in general and administrative expenses in the accompanying condensed statements of operations for the three and nine months ended September 30, 2021, respectively, and accrued $280,000, in accrued expenses – related party, related to the administrative services agreement.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, 82,800,000  Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheet.

Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Net Income (Loss) Per Ordinary Share

We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the 2nd quarter of 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Amendment No.1 to the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2020 as filed with the SEC on May 24, 2021.

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

Date: November 10, 2021	By:	/s/ Chinh E. Chu
	Name:	Chinh E. Chu
	Title:	Chief Executive Officer