Form 10-K/A
period 2020-12-31
CC Neuberger Principal Holdings II
filed 2021-12-08
CIK 1812667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

As of December 8, 2021, 82,800,000 Class A ordinary shares, par value $0.0001, and 25,700,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

EXPLANATORY NOTE

Included in this Second Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, CC Neuberger Principal Holdings II (the “Company”) is restating (i) the unaudited financial statements as of September 30, 2020, for the three months ended September 30, 2020 and for the period from May 12, 2020 (inception) to September 30, 2020 (the “Quarterly Report”) (ii) the audited financial statements as of December 31, 2020 and for the period from May 12, 2020 (inception) through December 31, 2020 and (iii) certain items on the Company’s audited balance sheet dated as of August 4, 2020, all of which were updated on the Company's First Amended Annual Report on Form 10-K/A filed with the SEC on May 24, 2021.

Background of Restatement

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of its outstanding Class A ordinary shares, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on August 4, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. Effective with these financial statements, the Company also clarifies that the definition of net tangible assets includes both permanent equity and redeemable equity. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Therefore, on December 2, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited financial statements included in the 2020 Form 10-K/A No. 1, (ii) unaudited interim financial statements included in the Form 10-Q for the quarterly period ended September 30, 2020 as previously revised in the 2020 Form 10-K/A No. 1; (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021; and (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021, and (v) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 10, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form 10-K/A for the Company's audited financial statements included in the 2020 Form 10-K/A No. 1, and the unaudited condensed financial statements for the quarterly period ended September 30, 2020, and will restate the unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021, and Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 in the Quarterly Report on Form 10-Q/A (the “Q3 Form 10-Q”). The Company has also included the restated audited balance sheet as of August 4, 2020 (the "Post IPO Balance Sheet"), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on May 24, 2021 (“2020 Form 10-K/A No. 1”).

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in the Q3 Form 10-Q.

Items Amended

We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1.A. Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9.A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Annual Report on Form 10-K of CC Neuberger Principal Holdings II as of and for the period ended December 31, 2020, as filed with the SEC on March 31, 2021 (the “Original Filing”) or the First Amended Filing is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing, or the First Amended Filing. We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement or our previously filed balance sheet, dated September 21, 2020, on Form 8-K. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

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

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. While we have entered into a forward purchase agreement with NBOKS, which provides for the purchase of up to $200,000,000 of units in a private placement to occur concurrently with the closing of our initial Business Combination, if too many public shareholders exercise their redemption rights, we may not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Effective with these financial statements, the Company also clarifies that the definition of net tangible assets includes both permanent equity and redeemable equity. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

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

Our amended and restated memorandum and articles of association will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules). Effective with these financial statements, the Company also clarifies that the definition of net tangible assets includes both permanent equity and redeemable equity. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

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

The federal proxy rules require that a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

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

Following this issuance of the SEC Staff Statement, on May 20, 2021, management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). Our management and our audit committee also concluded that it was appropriate to restate previously issued financial statements for the Affected Periods. As part of such process, we determined that we had a material weakness in our internal controls over financial reporting, related solely to accounting for derivatives liabilities in conformity with the SEC Staff Statement for certain of our issued securities.

As described elsewhere in the First Amended Filing, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in September 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A ordinary shares subject to possible redemption, accumulated deficit and related financial disclosures as of and for the period from May 12, 2020 (inception) through December 31, 2020, as of September 30, 2020, for the three months ended September 30, 2020, and the period from May 12, 2020 (inception) through September 30, 2020. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the August 2020 initial public offering, see “Note 2 --Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in the First Amended Filing.

As described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. Effective with these financial statements, the Company also clarifies that the definition of net tangible assets includes both permanent equity and redeemable equity. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Share, see “Note 2” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

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

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from May 12, 2020 (inception) through December 31, 2020. Our management and our audit committee also concluded that it was appropriate to restate our previously issued financial statements for the Affected Periods. See “—We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.” As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the warrants, the change in classification of all of the Public Shares as temporary equity, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

In this Amendment No. 2 (“Amendment No. 2”) to the Annual Report on Form 10-K of CC Neuberger Principal Holdings II (the “Company”) for the period ended December 31, 2020, we are restating (i) our audited balance sheet as of August 4, 2020, as previously revised in the 2020 Form 10-K/A No. 1, (ii) audited financial statements as of December 31, 2020 and for the period from May 12, 2020 (inception) through December 31, 2020 previously revised in the 2020 Form 10-K/A No. 1, (iii) and the unaudited interim financial statements as of September 30, 2020, and period from May 12, 2020 (inception) through September 30, 2020, as previously revised in the 2020 Form 10-K/A Amendment No. 1.

We have re-evaluated our application of ASC 480-10-S99-3A to our accounting classification of the outstanding Class A ordinary shares, par value $0.0001 per share (“Public Shares”), issued as part of the units sold in the Company’s initial public offering on August 4, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the Company’s amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, our management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Articles. Effective with these financial statements, the Company also clarifies that the definition of net tangible assets includes both permanent equity and redeemable equity. In addition, in connection with the change in presentation for the Public Shares, management determined it should restate earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of our Company.

Therefore, on December 2, 2021, our management and the Audit Committee concluded that our previously issued (i) audited financial statements as previously revised in the 2020 Form 10-K/A No. 1, (ii) unaudited interim financial statements as previously revised in the 2020 Form 10-K/A No. 1; (iii) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021 and (iv) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021, and (v) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 10, 2021, should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Form 10-K/A for the Company's audited financial statements included in the 2020 Form 10-K/A No. 1, and the unaudited condensed financial statements for the quarterly period ended September 30, 2020, and will restate the unaudited condensed financial statements for the periods ended March 31, 2021 and June 30, 2021, and Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 in this Quarterly Report on Form 10-Q/A (the “Q3 Form 10-Q”). The Company has also included the restated audited balance sheet as of August 4, 2020 (the "Post IPO Balance Sheet"), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on May 24, 2021 (“2020 Form 10-K/A No. 1”).

The restatement does not have an impact on our cash position and cash held in the Trust Account.

Our management has concluded that in light of the classification error described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to our internal controls around the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Annual Report on Form 10-K/A.

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement or our previously filed balance sheet, dated August 4, 2020, on Form 8-K. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 2, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

Going Concern

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

Subsequent to our previously issued Form 10-K/A on May 24, 2021, in connection with our assessment of going concern considerations in accordance with FASB's Accounting Standards Update ("ASU") 2014-15, "Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern," we have determined that if the Company is unable to complete a Business Combination by August 4, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 4, 2022. We intend to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by August 4, 2022.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting policies:

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 82,800,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which, resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Ordinary Share

We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 39,260,000, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from May 12, 2020 (inception) through December 31, 2020. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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

Item 8. Financial Statements and Supplementary Data

CC NEUBERGER PRINCIPAL HOLDINGS II

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

CC Neuberger Principal Holdings II

Opinion on the Financial Statements

We have audited the accompanying balance sheet of CC Neuberger Principal Holdings II (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from May 12, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from May 12, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to complete a business combination by August 4, 2022 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

May 21, 2021, except for the effects of the restatement disclosed in Note 2 and 8, as to which the date is December 7, 2021

CC NEUBERGER PRINCIPAL HOLDINGS II

BALANCE SHEET

DECEMBER 31, 2020

(As Restated – See Note 2)

Assets
Current assets:
Cash	$737,786
Prepaid expenses	656,869
Total current assets	1,394,655
Investments held in Trust Account	828,291,565
Total Assets	$829,686,220

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit
Current liabilities:
Accounts payable	$424,913
Accrued expenses	92,860
Accrued expenses - related party	100,000
Total current liabilities	617,773
Deferred underwriting commissions in connection with the initial public offering	28,980,000
Derivative liabilities	87,356,600
Total liabilities	116,954,373

Commitments and Contingencies

Class A ordinary shares, 82,800,000 shares subject to possible redemption at $10.00 per share	828,000,000

Shareholders' Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 25,700,000 shares issued and outstanding	2,570
Additional paid-in capital	-
Accumulated deficit	(115,270,723)
Total shareholders' deficit	(115,268,153)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$829,686,220

The accompanying notes are an integral part of these financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MAY 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated – See Note 2)

General and administrative expenses	$442,331
Loss from operations	(442,331)
Other income (expense):
Change in fair value of derivative liabilities	(40,117,600)
Financing costs	(1,550,280)
Unrealized gain and interest income on investments held in Trust Account	291,565
Total other income (expense)	(41,376,315)
Net loss	$(41,818,646)

Basic and diluted weighted average shares outstanding of Class A ordinary shares (subject to possible redemption)	53,076,923
Basic and diluted net loss per Class A ordinary share	$(0.54)
Basic and diluted weighted average shares outstanding of Class B ordinary shares (non-redeemable)	24,042,735
Basic and diluted net loss per Class B ordinary share	$(0.54)

The accompanying notes are an integral part of these financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM MAY 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated – See Note 2)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - May 12, 2020 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	25,700,000	2,570	22,430	-	25,000
Accretion on Class A ordinary shares subject to possible redemption	-	-	-	-	(22,430)	(73,452,077)	(73,474,507)
Net loss	-	-	-	-	-	(41,818,646)	(41,818,646)
Balance - December 31, 2020	-	$-	25,700,000	$2,570	$-	$(115,270,723)	$(115,268,153)

The accompanying notes are an integral part of these financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated – See Note 2)

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

As described in Note 2—Restatement of Financial Statements, the Company’s financial statements for the period from May 12, 2020 (inception) through December 31, 2020 (the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 2) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s Public Shares in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Financial Statements and Note 13—Quarterly Financial Information (Unaudited) for further discussion.

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

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, and a loan of approximately $267,000 pursuant to the Note issued to the Sponsor (Note 6). Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 10, 2020. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 6). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan (See Note 2).

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Note 2—Restatement of Financial Statements (As Restated)

The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form 10-K/A, filed with the SEC on May 24, 2021, to classify all outstanding Class A ordinary shares subject to possible redemption in temporary equity. In accordance with ASC 480 10-S99, redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Effective with these financial statements, the Company also clarifies that the definition of net tangible assets includes both permanent equity and redeemable equity. Also, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A ordinary shares as temporary equity and to recognize a remeasurement adjustment from the initial book value to redemption value at the time of its Initial Public Offering.

The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 8-K filed with the SEC on September 25, 2020 (the “Post-IPO Balance Sheet”), the Company’s Form 10-Q for the quarterly period ended September 30, 2020, and the Company's Annual Report on 10-K for the annual period ended December 31, 2020, which were previously restated in the Company's Amendment No. 1 to its Form 10-K as filed with the SEC on May 24, 2021, as well as the Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (collectively, the “Affected Periods”). These financial statements restate the Company’s previously issued audited and unaudited financial statements covering the periods through December 31, 2020. The quarterly periods ended March 31, 2021 and June 30, 2021 will be restated in the Company’s Form 10-Q for the quarterly period ended September 30, 2021.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the period from May 12, 2020 (inception) through December 31, 2020 and the balance sheet as of August 4, 2020 is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities. The change in the carrying value of the redeemable Class A ordinary shares at December 31, 2020 resulted in a reclassification of approximately 12 million shares of Class A ordinary shares from permanent equity to temporary equity. The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported financial statements as of and for the period from May 12, 2020 (inception) through December 31, 2020:

	As of December 31, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Balance Sheet
Total assets	$829,686,220	$-	$829,686,220
Liabilities and shareholders ’ equity (deficit)
Total liabilities	$116,954,373	$-	$116,954,373
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	707,731,840	120,268,160	828,000,000
Shareholders ’ equity (deficit)
Preference shares- $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	1,203	(1,203)	-
Class B ordinary shares - $0.0001 par value	2,570	-	2,570
Additional paid-in-capital	46,814,880	(46,814,880)	-
Accumulated deficit	(41,818,646)	(73,452,077)	(115,270,723)
Total shareholders ’ equity (deficit)	5,000,007	(120,268,160)	(115,268,153)
Total liabilities and shareholders ’ equity (deficit)	$829,686,220	$-	$829,686,220

CC NEUBERGER PRINCIPAL HOLDINGS II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

	Period From May 12, 2020 (Inception) Through December 31, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Basic and Diluted weighted-average Class A ordinary shares outstanding	82,800,000	(29,723,077)	53,076,923
Basic and Diluted net loss per Class A ordinary shares	$-	(0.54)	$(0.54)
Basic and Diluted weighted-average Class B ordinary shares outstanding	24,784,141	(741,406)	24,042,735
Basic and Diluted net loss per Class B ordinary shares	$(1.70)	$1.16	$(0.54)

	Period From May 12, 2020 (Inception) Through December 31, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Statement of Changes in Shareholders’ Equity (Deficit)
Sale of units in initial public offering, gross	$800,883,000	$(800,883,000)	$-
Offering costs	(46,357,507)	46,357,507	-
Shares subject to possible redemption	(707,731,840)	707,731,840	-
Accretion of Class A ordinary shares subject to possible redemption	$-	$(73,474,507)	$(73,474,507)

	Period From May 12, 2020 (Inception) Through December 31, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Statement of Cash Flows
Supplemental disclosure of noncash financing activities:
Initial value of Class A ordinary shares subject to possible redemption	$734,270,870	$(734,270,870)	$-
Change in value of Class A ordinary shares subject to possible redemption	$(26,539,030)	$26,539,030	$-

In addition, the impact of the restatement to the balance sheet dated August 4, 2020, filed on Form 8-K on August 10, 2020 and as updated in the Form 10K/A Amendment No. 1 related to the impact of accounting for the Company’s public shares is presented below. The change in the carrying value of the redeemable Class A ordinary shares at August 4, 2020 resulted in a reclassification of approximately 9.4 million shares of Class A ordinary shares from permanent equity to temporary equity.

	As of August 4, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Balance Sheet
Total assets	$830,815,088	$-	$830,815,088
Liabilities and shareholders ’ equity (deficit)
Total liabilities	$91,544,208	$-	$91,544,208
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	734,270,870	93,729,130	828,000,000
Shareholders ’ equity (deficit)
Preference shares- $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	937	(937)	-
Class B ordinary shares - $0.0001 par value	2,570	-	2,570
Additional paid-in-capital	20,311,183	(20,311,183)	-
Accumulated deficit	(15,314,680)	(73,417,010)	(88,731,690)
Total shareholders ’ equity (deficit)	5,000,010	(93,729,130)	(88,729,120)
Total liabilities and shareholders ’ equity (deficit)	$830,815,088	$-	$830,815,088

Going Concern

Subsequent to the Company's previously issued Form 10-K/A on May 24, 2021, in connection with the Company's assessment of going concern considerations in accordance with FASB's Accounting Standards Update ("ASU") 2014-15, "Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern," management has determined that if the Company is unable to complete a Business Combination by August 4, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company's working capital deficit raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 4, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by August 4, 2022.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting discounts and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with issuance of the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 82,800,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

CC NEUBERGER PRINCIPAL HOLDINGS II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of Class A ordinary shares subject to possible redemption resulted in charges against additional paid-in capital and accumulated deficit.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income Per Ordinary Share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 39,260,000, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

	For the Period From May 12, 2020 (Inception) Through December 31, 2020
	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(28,781,313)	$(13,037,333)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	53,076,923	24,042,735

Basic and diluted net loss per ordinary share	$(0.54)	$(0.54)

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

Each Unit consists of one Class A ordinary share and one-fourth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 10).

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

Note 8—Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 82,800,000 Class A ordinary shares outstanding, all of which were subject to possible redemption and classified outside of permanent equity in the condenses balance sheets.

The Class A ordinary shares issued in the Initial Public Offering were recognized in Class A ordinary shares subject to possible redemption as recorded outside of permanent equity as follows:

Gross Proceeds	$828,000,000
Less:
Offering costs allocated to Class A ordinary shares subject to possible redemption	(46,345,787)
Proceeds allocated to Public Warrants at issuance	(27,128,720)
Plus:
Accrection on Class A ordinary shares subject to possible redemption amount	73,474,507
Class A ordinary shares subject to possible redemption	$828,000,000

Note 9—Shareholders’ Equity

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 82,800,000 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and have been classified as temporary equity (see Note 8).

CC NEUBERGER PRINCIPAL HOLDINGS II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

Note 10—Derivative Liabilities

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

Public Warrants	As of August 4, 2020
Stock price	$9.77
Volatility	25.00%
Expected life of the options to convert	5.5
Risk-free rate	0.20%
Dividend yield	0.0%

Private Warrants	As of August 4, 2020	As of September 30, 2020	As of December 31, 2020
Stock price	$9.77	$10.05	$10.40
Volatility	30.00%	30.00%	30.00%
Expected life of the options to convert	5.5	5.5	5.5
Risk-free rate	0.20%	0.30%	0.40%
Dividend yield	0.0%	0.0%	0.0%

Forward Purchase Agreements	As of August 4, 2020	As of September 30, 2020	As of December 31, 2020
Stock price	$9.77	$10.05	$10.40
Probability of closing	80.00%	80.0%	80.0%
Discount term	1.5	1.3	1.1
Risk-free rate	0.13%	0.12%	0.10%
Dividend yield	0.0%	0.0%	0.0%

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Note 12.	Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements are available for issuance, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Note 13. Quarterly Financial Information (Unaudited)

The following tables contain unaudited quarterly financial information for the quarterly period ended September 30, 2020 that has been updated to reflect the restatement and revision of the Company’s financial statements as described in Note 2—Restatement of Financial Statements. The restatement and revision had no impact net cash flows from operating, investing or financing activities. The Company has not amended its previously filed Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020. The financial information that has been previously filed or otherwise reported for the quarterly period ended September 30, 2020 is superseded by the information in this Annual Report, and the financial statements and related financial information for the quarterly period ended September 30, 2020 contained in such previously filed report should no longer be relied upon.

	As of September 30, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$829,742,490		$829,742,490
Liabilities and shareholders ’ equity (deficit)
Total liabilities	107,898,077	-	107,898,077
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	716,844,410	111,155,590	828,000,000
Shareholders ’ equity (deficit)
Preference shares- $0.0001 par value	-	-	-
Class A ordinary shares - $0.0001 par value	1,112	(1,112)	-
Class B ordinary shares - $0.0001 par value	2,570	-	2,570
Additional paid-in-capital	37,702,401	(37,702,401)	-
Accumulated deficit	(32,706,080)	(73,452,077)	(106,158,157)
Total shareholders ’ equity (deficit)	5,000,003	(111,155,590)	(106,155,587)
Total liabilities and shareholders ’ equity (deficit)	$829,742,490	$-	$829,742,490

	Three Months Ended September 30, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Basic and Diluted weighted-average Class A ordinary shares outstanding	82,800,000	(30,600,000)	52,200,000
Basic and Diluted net loss per Class A ordinary shares	$-	(0.43)	$(0.43)
Basic and Diluted weighted-average Class B ordinary shares outstanding	24,702,174	-	24,702,174
Basic and Diluted net loss per Class B ordinary shares	$(1.33)	$(0.90)	$(0.43)

CC NEUBERGER PRINCIPAL HOLDINGS II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

	Period From May 12, 2020 (Inception) Through September 30, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Basic and Diluted weighted-average Class A ordinary shares outstanding	82,800,000	48,980,282	33,819,718
Basic and Diluted net loss per Class A ordinary share	$-	(0.58)	$(0.58)
Basic and Diluted weighted-average Class B ordinary shares outstanding	24,160,000	(1,190,986)	22,969,014
Basic and Diluted net loss per Class B ordinary share	$(1.36)	$(0.78)	$(0.58)

	Period From May 12, 2020 (Inception) Through September 30, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Statement of Changes in Shareholders’ Equity (Deficit)
Sale of units in initial public offering, gross	$800,883,000	$(800,883,000)	$-
Offering costs	(46,357,507)	46,357,507	-
Shares subject to possible redemption	(716,844,410)	716,844,410	-
Accretion of Class A ordinary shares subject to possible redemption	$-	$(73,474,507)	$(73,474,507)

	Period From May 12, 2020 (Inception) Through September 30, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows
Supplemental disclosure of noncash financing activities
Change in value of Class A ordinary shares subject to possible redemption	$795,153,210	$(795,153,210)	$-

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9.A.	Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2020, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of August 4, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended September 30, 2020, March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period ended December 31, 2020 covered by this Annual Report on Form 10-K/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

On May 20, 2021, the Company, in consultation with its audit committee of the Company's board of directors (the “Audit Committee”), concluded that its previously issued financial statements for the periods beginning with the period from May 12, 2020 through December 31, 2020, for the three months ended September 30, 2020 and the period from May 12, 2020 through December 31, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for certain of the Company's outstanding warrants to purchase ordinary shares (the “Warrants”) and should no longer be relied upon. The Warrants were issued in connection with the Company's Initial Public Offering of 82,800,000 Units consisting of 82,800,000 shares and 20,700,000 warrants. and the sale of 18,560,000 Private Placement warrants completed on August 4, 2020. Additionally in connection with the Initial Public Offering, the Company entered into a Forward Purchase Agreement with NBOKS, which provides for the purchase of up to $200,000,000 of units, with each unit consisting of one Class A ordinary share and three-sixteenths of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of the initial Business Combination. The forward purchase agreement also requires recognition as a derivative asset or liability at inception with changes in fair value reflected in earnings at each reporting date.

On December 2, 2021, the Company, in consultation with its Audit Committee, concluded that the Company's previously issued financial statements should be restated to report all Public Shares as temporary equity and modify its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders' equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company's amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company's management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. Effective with these financial statements, the Company also clarifies that the definition of net tangible assets includes both permanent equity and redeemable equity. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Our chief executive officer and chief financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants. The Company's management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Internal Control over Financial Reporting

This Amended Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the period from May 12, 2020 through December 31, 2020, there had been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Amended Annual Report on Form 10-K/A had not yet been identified. Due solely to the events that led to our restatement of our financial statements, in amendments 1 and 2 to Form 10K management has identified a material weakness in internal controls related to the accounting for complex equity and equity linked instruments.

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

Chinh E. Chu, 54, has been our Chief Executive Officer and Director since May 2020. Mr. Chu has over 25 years of investment and acquisition experience. Since August 2020, Mr. Chu has been the Chief Executive Officer and Director of CCN III (NYSE: PRPC), a blank check company co-founded by CC Capital and formed for substantially similar purposes as our company, which has not yet announced or completed its initial business combination. Mr. Chu also served as Chief Executive Officer and Director of CCN I (NYSE: PCPL) from August 2020 until the consummation of the business combination with E2open Holdings, LLC in February 2021 (NYSE: UTZ). Mr. Chu served as the Vice Chairman of Collier Creek (NYSE: CCH), a blank check company co-founded by him and formed for substantially similar purposes as our company. On August 28, 2020, Collier Creek consummated the acquisition of Utz Brands Holdings, LLC, the parent of Utz Quality Foods, LLC, a leading manufacturer of branded salty snacks, to form Utz Brands (NYSE: UTZ). In 2016, Mr. Chu co-founded CF Corporation for substantially similar purposes as our company. CF Corporation sold 69.0 million units in its initial public offering, generating gross proceeds of $690.0 million. On November 30, 2017, CF Corporation consummated the acquisition of Fidelity & Guaranty Life, a provider of annuities and life insurance products, for approximately $1.835 billion plus the assumption of $405 million of existing debt, and related transactions. In connection with the FGL business combination, the name of the company was changed from “CF Corporation” to “FGL Holdings” (NYSE: FG). Mr. Chu served as Co-Executive Chairman of FGL Holdings. Mr. Chu is also the Founder and the Senior Managing Partner of CC Capital, a private investment firm which he founded in November 2015. As Senior Managing Director of CC Capital, Mr. Chu led the effort to take Dun & Bradstreet private in a $7.2 billion deal that closed in February 2019. Before founding CC Capital, Mr. Chu worked at Blackstone from 1990 to December 2015, where Mr. Chu led numerous investments across multiple sectors, including technology, financial services, chemicals, specialty pharma and healthcare products, and packaging. Mr. Chu was a Senior Managing Director at Blackstone from 2000 until his departure in December 2015, where he served, at various points, as a member of Blackstone’s Executive Committee, the Co-Chair of Blackstone’s Private Equity Executive Committee and as a member of Blackstone Capital Partners’ Investment Committee. Before joining Blackstone in 1990, Mr. Chu worked at Salomon Brothers in the Mergers & Acquisitions Department. In addition to Mr. Chu’s role as Co-Executive Chairman of FGL Holdings, he has served on the boards of directors of NCR Corporation (NYSE: NCR) and Stearns Mortgage since 2015, Dun & Bradstreet since 2019, and E2open and CCN III since 2020. Mr. Chu previously served on the board of directors of AVINTIV from 2011 to 2012, BankUnited Inc. from 2009 to 2014, Kronos Incorporated from 2014 to 2015, Biomet, Inc. from July 2007 to September 2007 and from 2013 to 2015, Freescale Semiconductor, Ltd. from 2011 to 2015, HealthMarkets, Inc. from 2006 to 2016 and CCN I from 2020 to 2021. Mr. Chu also previously served on the board of directors of Alliant Insurance Services, Inc., AlliedBarton Security Services, Celanese Corporation, DJO Global, Inc., Graham Packaging, the London International Financial Futures and Options Exchange, Nalco Company, Nycomed, Stiefel Laboratories and SunGard Data Systems, Inc. Mr. Chu received a B.S. in Finance from the University of Buffalo.

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

CC Neuberger Principal Holdings II

Date: December 8, 2021	/s/ Chinh E. Chu

By:	Chinh E. Chu

Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Chinh E. Chu
Name:	Chinh E. Chu
Title:	Chief Executive Officer and Director (Principal Executive Officer)
Date:	December 8, 2021

/s/ Matthew Skurbe
Name:	Matthew Skurbe
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	December 8, 2021

/s/ Charles Kantor
Name:	Charles Kantor
Title:	Director
Date:	December 8, 2021

/s/ Joel Alsfine
Name:	Joel Alsfine
Title:	Director
Date:	December 8, 2021

/s/ James Quella
Name:	James Quella
Title:	Director
Date:	December 8, 2021