Form 10-Q/A
period 2021-09-30
CC Neuberger Principal Holdings II
filed 2021-12-08
CIK 1812667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to CC Neuberger Principal Holdings II, unless the context otherwise indicates.

Background of Restatement

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of CC Neuberger Principal Holdings II as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 10, 2021 (the “First Amended Filing”).

On August 4, 2020, the Company consummated its Initial Public Offering (“IPO”) of 82,800,000 Class A ordinary shares (the “Public Shares”), including the 10,800,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of $828.0 million. Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 18,560,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $18.6 million.

On November 10, 2021, CC Neuberger Principal Holdings II (the “Company”) filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Public Shares issued in the Company’s IPO on August 4, 2020. As described in Note 2, upon its IPO, the Company classified a portion of the Public Shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Public Shares included certain provisions that require classification of the Public Shares as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by revising all Public Shares as temporary equity. Effective with these condensed financial statements, the Company also clarifies that the definition of net tangible assets includes both permanent equity and redeemable equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously filed financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Public Shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on December 2, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021; and (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon.

As such, the Company will restate its financial statements for the Affected Periods in this Quarterly Report on Form 10-Q/A.

The Company determined that none of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I to this Quarterly Report on Form 10-Q/A.

CC NEUBERGER PRINCIPAL HOLDINGS II

Quarterly Report on Form 10-Q

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021, the three months ended September 30, 2020 and for the period from May 12, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2021, the three months ended September 30, 2020 and for the period from May 12, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from May 12, 2020 (inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements (as restated)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures (as restated)	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	30

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	31

SIGNATURES		32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)	(restated)
Assets
Current assets:
Cash	$360,778	$737,786
Prepaid expenses	368,666	656,869
Total current assets	729,444	1,394,655
Investments and cash held in Trust Account	828,527,494	828,291,565
Total Assets	$829,256,938	$829,686,220

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$36,376	$424,913
Accrued expenses	375	92,860
Accrued expenses - related party	280,000	100,000
Total current liabilities	316,751	617,773
Deferred legal fees	1,153,263	—
Deferred underwriting commissions in connection with the initial public offering	28,980,000	28,980,000
Derivative liabilities	56,391,600	87,356,600
Total liabilities	86,841,614	116,954,373

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 82,800,000 shares subject to possible redemption at $10.00 per share at September 30, 2021 and December 31, 2020	828,000,000	828,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized at September 30, 2021 and December 31, 2020	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 25,700,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	2,570	2,570
Additional paid-in capital	—	—
Accumulated deficit	(85,587,246)	(115,270,723)
Total shareholders’ deficit	(85,584,676)	(115,268,153)
Total Liabilities and Shareholders’ Deficit	$829,256,938	$829,686,220

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

CC NEUBERGER PRINCIPAL HOLDINGS II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(as restated)

For the Three and Nine Months Ended September 30, 2021:

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	25,700,000	$2,570	$—	$(115,270,723)	$(115,268,153)
Net income	—	—	—	—	—	27,381,743	27,381,743
Balance - March 31, 2021 (unaudited)	—	$—	25,700,000	$2,570	$—	$(87,888,980)	$(87,886,410)
Net loss	—	—	—	—	—	(7,800,091)	(7,800,091)
Balance - June 30, 2021 (unaudited)	—	$—	25,700,000	$2,570	$—	$(95,689,071)	$(95,686,501)
Net loss	—	—	—	—	—	10,101,825	10,101,825
Balance - September 30, 2021 (unaudited)	—	$—	25,700,000	$2,570	$—	$(85,587,246)	$(85,584,676)

For the Three Months Ended September 30, 2020 and For the Period from May 12, 2020 (Inception) through September 30, 2020:

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - May 12, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	25,700,000	2,570	22,430	—	25,000
Net loss	—	—	—	—	—	(16,523)	(16,523)
Balance - June 30, 2020 (unaudited)	—	$—	25,700,000	$2,570	$22,430	$(16,523)	$8,477
Accretion on Class A ordinary shares subject to possible redemption	—	—	—	—	(22,430)	(73,452,077)	(73,474,507)
Net loss	—	—	—	—	—	(32,689,557)	(32,689,557)
Balance - September 30, 2020 (unaudited)	—	$—	25,700,000	$2,570	$—	$(106,158,157)	$(106,155,587)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Amendment No. 2 of the Form 10-K/A filed by the Company with the SEC on December 8, 2021.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Updated (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the mandatory liquidation and subsequent dissolution related to the Combination Period described above raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 4, 2022.

Note 2-Summary of Significant Accounting Policies (as restated)

Restatement of Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company, require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Public Shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Effective with these condensed financial statements, the Company also clarifies that the definition of net tangible assets includes both permanent equity and redeemable equity.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s (i) audited balance sheet as of August 4, 2020 (the "Post IPO Balance Sheet"), as previously revised in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2020, filed with the SEC on May 24, 2021 (“2020 Form 10-K/A No. 1”), (ii) audited financial statements included in the 2020 Form 10-K/A No. 1, (iii) unaudited interim financial statements included in the Form 10-Q for the quarterly period ended September 30, 2020 as previously revised in the 2020 Form 10-K/A No. 1; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021; and (v) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company amended the 2020 Form 10-K/A No. 1 on December 8, 2021 to restate its financial statements contained in the 2020 Form 10-K/A No. 1.  The Company is restating the financial statements as of and for the three months ended March 31, 2021 and as of and for the three and six months June 30, 2021 (collectively, the “Affected Quarterly Periods”) in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, to be filed with the SEC (the “Q3 Form 10-Q”)

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021	As Reported	Adjustment	As Restated
Total assets	$829,720,033	—	$829,720,033
Total liabilities	$89,606,443	—	$89,606,443
Class A ordinary shares subject to possible redemption	$735,113,580	$92,886,420	$828,000,000
Preference shares	—	—	—
Class A ordinary shares	929	(929)	—
Class B ordinary shares	2,570	—	2,570
Additional paid-in capital	19,433,414	(19,433,414)	—
Accumulated deficit	(14,436,903)	(73,452,077)	(87,888,980)
Total stockholders’ equity (deficit)	$5,000,010	$(92,886,420)	$(87,886,410)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$829,720,033	$—	$829,720,033

The Company’s statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

Form 10-Q: Three Months Ended March 31, 2021
	As Previously
	Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$27,381,740	$(27,381,740)	$—

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021:	As Reported	Adjustment	As Restated
Total assets	$829,343,541	—	$829,343,541
Total liabilities	$97,030,042	—	$97,030,042
Class A ordinary shares subject to possible redemption	$727,313,490	$100,686,510	$828,000,000
Preference shares	—	—	—
Class A ordinary shares	1,007	(1,007)	—
Class B ordinary shares	2,570	—	2,570
Additional paid-in capital	27,233,426	(27,233,426)	—
Accumulated deficit	(22,236,994)	(73,452,077)	(95,689,071)
Total stockholders’ equity (deficit)	$5,000,009	$(100,686,510)	$(95,686,501)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$829,343,541	$—	$829,343,541

The Company’s statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Form 10-Q: Six Months Ended June 30, 2021
	As Previously
	Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$19,581,650	$(19,581,650)	$—

In connection with the change in presentation for the Public Shares, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share is presented below for the Affected Quarterly Periods:

	Earnings Per share
	As Reported	Adjustment	As Restated
Three months ended March 31, 2021
Net income	$27,381,743	$—	$27,381,743
Weighted average shares outstanding - Class A ordinary shares	82,800,000	—	82,800,000
Basic and diluted earnings per share - Class A ordinary shares	$—	$0.25	$0.25
Weighted average shares outstanding - Class B ordinary shares	25,700,000	—	25,700,000
Basic and diluted earnings per share - Class B ordinary shares	$1.07	$(0.82)	$0.25

	Earnings Per share
	As Reported	Adjustment	As Restated
Three months ended June 30, 2021
Net loss	$(7,800,091)	$—	$(7,800,091)
Weighted average shares outstanding - Class A ordinary shares	82,800,000	—	82,800,000
Basic and diluted earnings per share - Class A ordinary shares	$—	$(0.07)	$(0.07)
Weighted average shares outstanding - Class B ordinary shares	25,700,000	—	25,700,000
Basic and diluted earnings per share - Class B ordinary shares	$(0.30)	$0.23	$(0.07)

	Earnings Per share
	As Reported	Adjustment	As Restated
Six months ended June 30, 2021
Net income	$19,581,652	$—	$19,581,652
Weighted average shares outstanding - Class A ordinary shares	82,800,000	—	82,800,000
Basic and diluted earnings per share - Class A ordinary shares	$—	$0.18	$0.18
Weighted average shares outstanding - Class B ordinary shares	25,700,000	—	25,700,000
Basic and diluted earnings per share - Class B ordinary shares	$0.76	$(0.58)	$0.18

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

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. These offering costs are only payable in the event of a successful business combination.

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

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10-Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, respectively, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

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

The valuation methodologies for the Private Placement Warrants and Forward Purchase Agreement included in Derivative Assets include certain significant unobservable inputs, resulting in such valuations to be classified as Level 3 in the fair value measurement hierarchy. The methodologies include a probability of a successful business combination, which was determined to be 80% as of September 30, 2021. The methodologies also include an expected merger date, which was set as May 5, 2022. The warrant valuation models also include expected volatility, which differ between public and private placement warrants and can vary further depending on where the Company stands in identifying a business combination target. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since September 2020. For public warrants and when such warrants are not yet trading and we do not have observed pricing in public markets, we assume a volatility based on research on SPAC warrants and the implied volatilities shortly after they start trading. The volatility of the Private Placement Warrants vary depending on the specific characteristics of the public and private placement warrants. Prior to the announcement of a merger, the Company assumes a volatility for the Private Placement Warrants based on the median volatility of the Russell 3000 constituents. After the announcement of a proposed business combination, then the valuation estimate assumes a volatility based on the volatility of the target company’s peer group.

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

Note 10-Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through December 8, 2021, the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Updated (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management has determined that the mandatory liquidation and subsequent dissolution related to the Combination Period described above raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 4, 2022.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update ("ASU") No. 2020-06, Debt --Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"), which simplifies accounting for convertible instruments by removing major separation models required under current generally accepted accounting principles in the United States (“U.S. GAAP”). The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures (as restated)

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of equity and equity linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the equity and equity linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

The Company reevaluated its SAB 99 analysis originally prepared to support the filing of its Form 10-Q on November 10, 2021, in which it concluded based on the “total mix” of qualitative and quantitative factors that the changes related to the Company’s classification of Class A Ordinary Shares subject to possible redemption would not have materially impacted the judgment of a reasonable person relying on previously issued financial statements, due in part to the fact that the changes in classification of Class A Ordinary Shares did not impact Total Assets, Total Liabilities, Net Income, cash flows, or the “Investments and cash held in Trust Account” line item on the balance sheet.  Upon further consultation with our advisors, we have now determined that the quantitative adjustment to reclass amounts between Redeemable Equity and Permanent Equity overwhelms the other qualitative factors in the “total mix”, which in turn requires a restatement of previously issued financial statements. Due to the requirement for us to restate previously released financial statements, we have determined that a material weakness exists. Our chief executive officer and chief financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the equity and equity linked instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in Amendment No.2 to the Company’s Annual Report on Form 10-K/A for the period ended December 31, 2020 as filed with the SEC on December 8, 2021.

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

Date: December 8, 2021	By:	/s/ Chinh E. Chu
	Name:	Chinh E. Chu
	Title:	Chief Executive Officer