Form 10-K
period 2021-12-31
CC Neuberger Principal Holdings II
filed 2022-03-01
CIK 1812667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39410

CC Neuberger Principal Holdings II

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1545419
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Park Avenue, 58th Floor
New York, NY	10166
(Address of Principal Executive Offices)	(Zip Code)

(212) 355-5515

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-fourth of one redeemable warrant	PRPB.U	New York Stock Exchange

Class A ordinary shares, par value $0.0001 per share	PRPB	New York Stock Exchange

Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	PRPB WS	New York Stock Exchange

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

At June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s outstanding Class A ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, was approximately  $818,892,000 based on the last reported sales price of $9.89 on the New York Stock Exchange. As of March 1, 2022, 82,800,000 Class A ordinary shares, par value $0.0001, and 25,700,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CC NEUBERGER PRINCIPAL HOLDINGS II

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR
SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, including with respect to our recently announced proposed business combination with Getty Images (as defined below). These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;
●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial Business Combination, including our recently announced proposed business combination with Griffey Global Holdings, Inc. (“Getty Images”);
●	our expectations around the performance of the prospective target business;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;
●	the proceeds of the forward purchase securities being available to us;
●	our potential ability to obtain additional financing to complete our initial Business Combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial Business Combination due to the uncertainty resulting from the recent COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);
●	the ability of our officers and directors to generate a number of potential Business Combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties;
●	our financial performance; and
●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”).

ii

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

iii

PART I.

References in this Annual Report on Form 10-K (this “Annual Report”) to (i) ”we,” “us,” “our” or the “Company” are to CC Neuberger Principal Holdings II, a blank check company incorporated as a Cayman Islands exempted company, (ii) ”founders” are to senior professionals of CC Capital SP, LP and Neuberger Berman; (iii) our “initial shareholders” are to our Sponsor and our independent director that held our founder shares prior to our initial public offering; (iv) our “management” or our “management team” are to our officers and directors, (v) ”NBOKS” are to Neuberger Berman Opportunistic Capital Solutions Master Fund LP, a Delaware limited partnership and a member of our Sponsor; and (vi) ”Sponsor” are to CC Neuberger Principal Holdings II Sponsor LLC, a Delaware limited liability company.

Item 1.Business.

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

We intend to effectuate a Business Combination using cash from the proceeds from the Initial Public Offering and the Private Placement, the proceeds of the sale of our securities in connection with our initial Business Combination (pursuant to the forward purchase agreement described below or other forward purchase agreements or backstop agreements we may enter into or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. Our entire activity since inception through December 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

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

Proposed Getty Images Business Combination

Business Combination Agreement

On December 9, 2021 (the “Effective Date”), the Company, Vector Holding, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“New CCNB”), Vector Domestication Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of New CCNB (“Domestication Merger Sub”), Vector Merger Sub 1, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“G Merger Sub 1”), Vector Merger Sub 2, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“G Merger Sub 2”, and together with the Company, New CCNB, Domestication Merger Sub and G Merger Sub 1, each a “CCNB Party” and, collectively, the “CCNB Parties”), Getty Images, and solely for limited purposes expressly set forth therein, Griffey Investors, L.P., a Delaware limited liability company, (the “Partnership”), entered into a definitive business combination agreement (the “Business Combination Agreement”).

The Business Combination Agreement and the transactions contemplated thereby (the “Getty Images Business Combination”) were approved by the board of directors of each of the Company and Getty Images.

The Business Combination

The Business Combination Agreement provides for the Getty Images Business Combination, which includes, among other things, the consummation of the following transactions: (a) on the business day prior to the closing date, New CCNB will convert from a Delaware limited liability company to a Delaware corporation (the “Statutory Conversion”) with a certificate of incorporation which provides for two classes of common stock in a manner consistent with the articles of incorporation of the Company prior to the Statutory Conversion (the “New CCNB Pre-Closing Certificate of Incorporation”), (b) prior to the closing of the Getty Images Business Combination (the “Closing”), on the closing date, the Company will merge with and into Domestication Merger Sub, with Domestication Merger Sub surviving (the “Domestication Merger”) as a direct subsidiary of New CCNB and New CCNB will continue as the public company with (i) each Class A ordinary share, par value $0.0001 (each, a “CCNB Class A Ordinary Share”), of the Company being converted into the right of the holder thereof to receive one share of Class A common stock, par value $0.0001 (each, a “New CCNB Pre-Closing Class A Share”), of New CCNB, (ii) each Class B ordinary share, par value $0.0001 of the Company being converted into the right of the holder thereof to receive one share of Class B common stock, par value $0.0001 of New CCNB and (iii) each warrant of the Company ceasing to represent a right to acquire CCNB Class A Ordinary Shares and instead representing a right to acquire New CCNB Pre-Closing Class A Shares, (c) on the Closing Date, at the Closing and prior to the PIPE Financing (as defined below) and the consummation of the transactions contemplated by the Forward Purchase Agreement (as defined below) and the Backstop Agreement (as defined below), if applicable, New CCNB will amend and restate the New CCNB Pre-Closing Certificate of Incorporation in the form of the New CCNB Certificate of Incorporation to provide for, among other things, Class A common stock, par value $0.0001 per share (the “New CCNB Class A Common Shares”), and Class B common stock, par value $0.0001 per share (the “New CCNB Class B Common Shares”), which New CCNB Class B Common Shares will be subject to stock price based vesting; (d) on the closing date, at the Closing and contingent upon the filing of the New CCNB Certificate of Incorporation, the transactions contemplated by the Sponsor Side Letter will be consummated, including the conversion of the New CCNB Pre-Closing Class B Common Shares into New CCNB Class A Common Shares and New CCNB Class B Common Shares; (e) on the closing date, at the Closing and prior to the Getty Mergers (as defined below), New CCNB will consummate the PIPE Financing (as defined below) and the transactions contemplated by the Forward Purchase Agreement (as defined below) and the Backstop Agreement (as defined below), if applicable, and (f) on the closing date at the Closing, (i) G Merger Sub 1 will merge with and into Getty Images (the “First Getty Merger”), with Getty Images surviving as a subsidiary of Domestication Merger Sub and an indirect subsidiary of New CCNB, and (ii) Getty Images will merge with and into G Merger Sub 2 (the “Second Getty Merger” and together with the First Getty Merger, the “Getty Mergers”), with G Merger Sub 2 surviving as a direct subsidiary of Domestication Merger Sub and an indirect subsidiary of New CCNB (the “Final Surviving Company”). In connection with the Closing, New CCNB will change its name to “Getty Images Holdings, Inc.”, which will continue as the public company following the consummation of the Getty Images Business Combination.

Consideration

Under the terms of the Business Combination Agreement, the aggregate consideration to be paid in the Getty Images Business Combination is derived from an aggregate transaction equity value of $2,912,000,000, apportioned between cash and New CCNB Class A Common Shares, as more specifically set forth therein (and which account for the value of Company’s vested options). In addition to the consideration to be paid at Closing, New CCNB will issue to equityholders of Getty Images an aggregate of up to 65,000,000 New CCNB Class A Common Shares, issuable upon and subject to the occurrence of the applicable vesting events, as more specifically set forth therein.  Each option to purchase shares of Getty Images (whether vested or unvested) will be converted into a comparable option to purchase New CCNB Class A Common Shares, pursuant to a market-based equity incentive plan prepared by the Company and Getty Images prior to the closing date.

Representations and Warranties, Covenants

Under the Business Combination Agreement, parties to the agreement made customary representations and warranties for transactions of this type regarding themselves. The representations and warranties made under the Business Combination Agreement will not survive the Closing. In addition, the parties to the Business Combination Agreement agreed to be bound by certain covenants that are customary for transactions of this type. The covenants made under the Business Combination Agreement generally will not survive the Closing, with the exception that certain covenants and agreements that by their terms are to be performed in whole or in part after the Closing will survive in accordance with the terms of the Business Combination Agreement.

Conditions to Each Party’s Obligations

The consummation of the Getty Images Business Combination is subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, among other things: (a) the approval and adoption by the Company’s shareholders of the Business Combination Agreement and transactions contemplated thereby, (b) the approval and adoption by Getty Images’ stockholders of the Business Combination Agreement and transactions contemplated thereby, (c) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (d) the absence of any law or governmental order or other legal restraint or prohibition preventing the consummation of the Getty Images Business Combination, (e) the Registration Statement (as defined below) being declared effective under the Securities Act of 1933, as amended (the “Securities Act”), (f) the New CCNB Class A Common Shares to be issued in connection with the Getty Images Business Combination having been approved for listing on the New York Stock Exchange, (g) the absence of a Company Material Adverse Effect (as defined in the Business Combination Agreement) since the Effective Date, (h) Getty Images’ Net Funded Indebtedness (as defined in the Business Combination Agreement) being equal to or less than $1,350,000,000 and (g) the Company having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended) remaining after the Closing.

Termination

The Business Combination Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including, among other circumstances, by (a) the mutual written consent of Getty Images and the Company, (b) by either party in the event (i) that the Company’s shareholder approval was not been obtained at the Company’s shareholder meeting held to approve the Getty Images Business Combination (and related matters), and (ii) in the event the Closing has not occurred on or before June 9, 2022 (the “Outside Date”), subject to extension as set forth in the Business Combination Agreement, provided that such right to terminate is not available to any party if such exercising party is in material breach of its representations, warranties, covenants or agreements under the Business Combination Agreement, (c) by the Company, if Getty Images’ written consent was not obtained on or prior to the deadline specified under the Business Combination Agreement and (d) by Getty Images, if, prior to obtaining the Company’s shareholder approval, at any time within ten (10) business days following a Change in Recommendation (as defined in the Business Combination Agreement).

A copy of the Business Combination Agreement is attached as Exhibit 2.1 hereto and is incorporated herein by reference, and the foregoing description of the Business Combination Agreement is qualified in its entirety by reference thereto. The Business Combination Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of the Business Combination Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The representations, warranties and covenants in the Business Combination Agreement are also modified in important part by the underlying disclosure schedules which are not filed publicly and which are subject to a contractual standard of materiality different from that generally applicable to stockholders and were used for the purpose of allocating risk among the parties rather than establishing matters as facts. the Company does not believe that these schedules contain information that is material to an investment decision.

PIPE Financing (Private Placement)

In connection with the signing of the Business Combination Agreement, the Company and New CCNB entered into subscription agreements (the “PIPE Subscription Agreements”) with Sponsor and Getty Investments, L.L.C, current equityholders of the Company or Getty Images, respectively (collectively, the “Initial PIPE Investors”).

Pursuant to the PIPE Subscription Agreements, the Initial PIPE Investors agreed to subscribe for and purchase, and the Company and New CCNB agreed to issue and sell to such investors, on the closing date, an aggregate of 15,000,000 New CCNB Class A Common Shares (the “Initial Shares”) for a purchase price of $10.00 per share, for aggregate gross proceeds of $150,000,000 (the “Initial PIPE Financing”).

On December 28, 2021, CCNB and New CCNB entered into a subscription agreement (the “Additional Subscription Agreement” and, together with the PIPE Subscription Agreements, the “Subscription Agreements”) with tech-focused holding company Multiply Group (the “Additional Subscriber”, and together with the Initial PIPE Investors, the “PIPE Investors”), pursuant to which the Additional Subscriber agreed to subscribe for and purchase, and the Company and New CCNB agreed to issue and sell to the Additional Subscriber, on the closing date, an aggregate of 7,500,000 New CCNB Class A Common Shares (together with the Initial Shares, the “PIPE Shares”), for a purchase price of $10.00 per share, for aggregate gross proceeds of $75,000,000 (the “Additional PIPE Financing” and, together with the Initial PIPE Financing, the “PIPE Financing”).

The closing of the PIPE Financing is contingent upon, among other things, the substantially concurrent consummation of the Getty Images Business Combination. The Subscription Agreements provide that New CCNB will grant the PIPE Investors in the PIPE Financing certain customary registration rights.

Forward Purchase Agreement and Backstop Agreement

In connection with the signing of the Business Combination Agreement, New CCNB, the Company, and NBOKS entered into a side letter to (a) that certain Forward Purchase Agreement (the “Forward Purchase Agreement”), pursuant to which, among other things, NBOKS confirmed the allocation to the Company of $200,000,000 under the Forward Purchase Agreement and its agreement to, at Closing, subscribe for 20,000,000 New CCNB Class A Common Shares, and 3,750,000 Forward Purchase Warrants (as defined therein) and (b) certain Backstop Facility Agreement (the “Backstop Agreement”) whereby NBOKS agreed to, subject to the availability of capital it has committed to all special purpose acquisition companies sponsored by CC Capital Partners, LLC and NBOKS on a first come first serve basis and the other terms and conditions included therein, at Closing, subscribe for New CCNB Class A Common Shares to fund redemptions by shareholders of the Company in connection with the Getty Images Business Combination in an amount of up to $300,000,000 (clauses “(a)” and “(b),” collectively, the “NBOKS Side Letter”), which NBOKS Side Letter provides for the assignment of the Company’s obligations under the Forward Purchase Agreement and the Backstop Agreement to New CCNB to facilitate the Getty Images Business Combination.

Sponsor Side Letter

Concurrently with the execution of the Business Combination Agreement, the Sponsor, Joel Alsfine, James Quella, Jonathan Gear (together with Joel Alsfine and James Quella, each an “Independent Director” and collectively, the “Independent Directors”, and together with the Sponsor, the “Sponsor Parties”), CC NB Sponsor 2 Holdings LLC, a Delaware limited liability company (“CC Holdings”), NBOKS (together with CC Holdings, the “Founder Holders”), the Company, New CCNB, and Getty Images entered into that certain letter agreement (the “Sponsor Side Letter”), pursuant to which, (a) in connection with the Domestication Merger, each Class B ordinary share, par value $0.0001 per share, of the Company (collectively, the “Founder Shares”) will automatically be converted into the right to receive one (1) share of Class B common stock of New CCNB with the rights set forth in the New CCNB Pre-Closing Certificate of Incorporation (the “Pre-Closing Class B Common Shares”), (b) in accordance with the New CCNB Pre-Closing Certificate of Incorporation, at the Closing, the Pre-Closing Class B Common Shares would automatically convert into New CCNB Class A Common Shares (the “Automatic Conversion”), and (c) in lieu of the Automatic Conversion, at the Closing simultaneously and contingent upon with the filing of the New CCNB Certificate of Incorporation, in accordance with the terms of the Sponsor Side Letter, (i) each Pre-Closing Class B Common Share held by a Sponsor Party listed on Schedule I thereto under the heading “Class B Conversion Shares” shall automatically be converted into one (1) New CCNB Class A Common Share, (ii) each Pre-Closing Class B Common Share held by a Sponsor Party listed on Schedule I hereto under the heading “Series B-1 Earn-Out Shares” shall automatically be converted into one (1) New CCNB Series B-1 Common Share (collectively, the “New CCNB Series B-1 Common Shares”) and (iii) each Pre-Closing Class B Common Share held by a Sponsor Party listed on Schedule I hereto under the heading “Series B-2 Earn-Out Shares” shall automatically be converted into one (1) New CCNB Series B-2 Common Share (collectively, the “New CCNB Series B-2 Common Shares” and, together with the New CCNB Series B-1 Common Shares, the “Restricted Sponsor Shares”);

All such Restricted Sponsor Shares are restricted shares that are subject to certain performance-based conversion events and upon the occurrence of a B-1 Vesting Event or a B-2 Vesting Event (as defined in the New CCNB Certificate of Incorporation). The Restricted Sponsor Share will accrue and be entitled to dividend declared by the New CCNB board of directors in respect of a New CCNB Series B-1 Common Share or a New CCNB Series B-2 Common Share shall be made pursuant to and in accordance with the New CCNB Certificate of Incorporation. Any Restricted Sponsor Shares that have not converted into New CCNB Class A Common Shares by the tenth (10th) anniversary of the Closing, as applicable, shall be automatically forfeited, and any accrued dividends shall be forfeited in connection therewith.

Registration Rights Agreement

Concurrently with the Closing, New CCNB, Sponsor and the persons identified on Schedule A thereto (such persons, together with Sponsor, the “Holders”), will enter into a registration rights agreement (the “Registration Rights Agreement”) which provides customary demand and piggyback registration rights. Pursuant to the Registration Rights Agreement, New CCNB will agree that, as soon as practicable, and in any event within 30 days after the Closing, New CCNB will file with the SEC a shelf registration statement. In addition, New CCNB will use its commercially reasonable best efforts to have such shelf registration statement declared effective as soon as practicable after the filing thereof, but no later than the 90th day (or the 120th day if the SEC notifies New CCNB that it will “review” such shelf registration statement) following the filing deadline, in each case subject to the terms and conditions set forth therein.

Stockholders Agreement

Concurrently with the execution and delivery of the Business Combination Agreement but subject to the consummation of the Getty Images Business Combination, the Sponsor, the equityholders of the Sponsor, certain equityholders of Company and certain other parties thereto entered into a Stockholders Agreement with New CCNB (the “Stockholders Agreement”) relating to, among other things, the composition of the board of directors of New CCNB following the Getty Images Business Combination, certain voting provisions and lockup restrictions.

For more information about the Business Combination Agreement and the proposed Getty Images Business Combination, see our Current Reports on Form 8-K filed with the SEC on December 10, 2021 and December 28, 2021 and the Getty Images Disclosure

Statement that was filed with the SEC by New CCNB on January 18, 2022. Unless specifically stated, this Annual Report does not give effect to the proposed Getty Images Business Combination and does not contain the risks associated with the proposed Getty Images Business Combination. Such risks and effects relating to the proposed Getty Images Business Combination are included in the Getty Images Disclosure Statement.

Effecting a Business Combination

Our Business Strategy

Our business strategy is to identify and complete our initial Business Combination with a company that complements the experiences and skills of our management team and can benefit from their operational expertise. Our selection process will leverage our founders’ broad and deep relationship network, unique industry experiences and proven deal sourcing capabilities to access a broad spectrum of differentiated opportunities. This network has been developed through our founders’ extensive experience and demonstrated success in both investing in and operating businesses in our target sectors and across a variety of industries, including:

●	a track record of successfully identifying, acquiring, and growing companies and ability to deliver shareholder value over an extended time period with above-market-average investment returns;
●	experience deploying a proven value creation toolkit including recruiting world-class talent, identifying value enhancements, delivering operating efficiencies and successfully integrating strategic acquisitions; and
●	an extensive history of accessing the capital markets across various business cycles, including financing businesses and assisting companies with the transition to public ownership.

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

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial Business Combination with a target business that does not meet these criteria and guidelines. We intend to seek to acquire businesses that we believe:

●	are fundamentally sound but are underperforming their potential;

●	exhibit unrecognized value or other characteristics that we believe have been misevaluated by the marketplace;
●	are at an inflection point where we believe we can drive improved financial performance;
●	offer opportunities to enhance financial performance through organic initiatives and/or inorganic growth opportunities that we identify in our analysis and due diligence;
●	can benefit from our founders’ knowledge of the target sectors, proven collection of operational strategies and tools, and past experiences in profitably and rapidly scaling businesses;
●	are valued attractively relative to their existing cash flows and potential for operational improvement; and
●	offer an attractive potential return for our shareholders, weighing potential growth opportunities and operational improvements in the target business against any identified downside risks.

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

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results. For risk factors related to the proposed Getty Images Business Combination, see the "Risk Factors" section of the Getty Images Disclosure Statement that was filed with the SEC by New CCNB.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

Our amended and restated memorandum and articles of association will authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of December 31, 2021, there were 417,200,000 and 24,300,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants and any forward purchase warrants, shares issuable upon conversion of the Class B ordinary shares or any forward purchase shares. The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial Business Combination, or earlier at the option of the holder thereof, as described herein. As of December 31, 2021, there were no preference shares outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one concurrently with or immediately following the consummation of our initial Business Combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association will provide, among other things, that prior to our initial Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our public shares (a) on any initial Business Combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to extend the time we have to consummate a Business Combination beyond 24 months from the closing of the Initial Public Offering. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

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

We may choose to incur substantial debt to complete our initial Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation or prevailing interest rates; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

We may effectuate our initial Business Combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future Business Combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	challenges in managing and staffing international operations;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;

●	social unrest, crime, strikes, riots, civil disturbances and wars;
●	regime changes and political upheaval; and
●	deterioration of political relations with the United States.

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

Only holders of our founder shares have the right to vote on the appointment of directors. As a result, the NYSE may consider us to be a “controlled company” within the meaning of the NYSE corporate governance standards. Under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of the NYSE;
●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

If any of our securities are delisted from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal controls over financial reporting as of December 31, 2021.

Following issuance of the SEC Staff Statement, on May 20, 2021, management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”).

We identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in September 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A ordinary shares subject to possible redemption, accumulated deficit and related financial disclosures as of and for the period from May 12, 2020 (inception) through December 31, 2020, as of September 30, 2020, for the three months ended September 30, 2020, and the period from May 12, 2020 (inception) through September 30, 2020.

Separately, we also identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter.

As a result of these material weaknesses, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our taxable year ended December 31, 2021, our current taxable year, and our subsequent taxable years may depend upon the status of an acquired company pursuant to a Business Combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our taxable year ended December 31, 2021, our current taxable year, or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our warrants in all cases. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our ordinary shares and warrants.

Our management concluded that there is substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we had approximately $290,000 in our operating bank account and working capital of approximately $134,000. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Further, our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern through our liquidation date. The financial statements contained elsewhere in this annual report do not include any adjustments that might result from our inability to consummate a Business Combination or our inability to continue as a going concern.

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

(b) Holders

As of March 1, 2022, there was approximately one holder of record of our Units, approximately one holder of record of our separately traded Class A ordinary shares, and approximately two holders of record of our redeemable warrants.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

Set forth below is a graph for the period from September 21, 2020 to December 31, 2021 comparing the cumulative total shareholder return on our common stock with the cumulative total return of companies in the S&P 500 Index and the S&P US SPAC Index. The graph assumes a $100 investment on September 21, 2020 in our common stock, the S&P 500 Index and the S&P US SPAC Index and assumes the reinvestment of all dividends.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On May 19, 2020, we issued 7,875,000 Founder Shares in exchange for a capital contribution of $25,000. On July 15, 2020, we effected a share capitalization resulting in our Sponsor holding an aggregate of 22,250,000 Founder Shares. Subsequent to this share capitalization, in July 2020, our Sponsor transferred 40,000 Founder Shares to each of Joel Alsfine and James Quella, our independent director nominees. On July 30, 2020, we effected a share capitalization resulting in the Initial Shareholders holding an aggregate of 25,700,000 Founder Shares. On June 8, 2021, the Sponsor transferred 40,000 Founder Shares to Jonathan Gear, a newly appointed independent director. Such securities were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Item 6.	[Reserved]
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to CC Neuberger Principal Holdings II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1.A. Risk Factors” and elsewhere in this Annual Report on Form 10-K, as well as those that are set forth in the preliminary prospectus/proxy statement included in a Registration Statement on Form S-4 filed by New CCNB with the SEC on January 18, 2022 relating to our proposed business combination with Getty Images (the “Business Combination”).

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

Recent Developments

On December 9, 2021, the Company, New CCNB, Domestication Merger Sub, G Merger Sub 1, G Merger Sub 2, Getty Images, and solely for limited purposes expressly set forth therein, the Partnership, entered into the Business Combination Agreement. The Business Combination Agreement contains customary representations, warranties, and covenants by the parties thereto and the closing is subject to certain conditions as further described therein.

Results of Operations

Our entire activity since inception through December 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities at each reporting period.

For the year ended December 31, 2021, we had a net loss of approximately $2.7 million, which consisted of approximately $4.5 million in general and administrative costs, which were partially offset by a $1.5 million gain from changes in fair value of derivative liabilities and approximately $325,000 in net gains earned on investments held in the Trust Account.

For the period from May 12, 2020 (inception) through December 31, 2020, we had a net loss of approximately $41.8 million, which consisted of a $40.1 million loss from changes in fair value of derivative liabilities, $1.6 million of financing costs and approximately $442,000 in general and administrative costs, which were partially offset by $292,000 in net gains earned on investments held in the Trust Account.

Going Concern

As of December 31, 2021, we had approximately $290,000 in our operating bank account and working capital of approximately $134,000. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through the payment of $25,000 from our Sponsor to cover for certain expenses on our behalf in exchange for the issuance of the founder shares, and a loan of approximately $267,000 pursuant to a note agreement issued to our Sponsor (the “Note”). Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on September 10, 2020. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us working capital loans. As of December 31, 2021, there were no amounts outstanding under any working capital loan. On January 7, 2022, we issued an unsecured promissory note in the principal amount of $800,000 to the Sponsor as a Working Capital Loan.

In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements – Going Concern,” we have determined that if the Company is unable to complete a Business Combination by August 4, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 4, 2022. We intend to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that we will be able to consummate any business combination by August 4, 2022.

We continue to evaluate the impact of the COVID-19 pandemic and have concluded that the specific impact is not readily determinable as of the date of the consolidated balance sheet. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the initial Business Combination and the Company’s liquidation, we reimburse the Sponsor for office space, secretarial and administrative services provided to us in the amount of $20,000 per month. We incurred approximately $240,000 and $100,000 in general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2021 and for the period from May 12, 2020 (inception) through December 31, 2020 and we have $340,000 and $100,000 included in accrued expenses – related party, at December 31, 2021 and 2020, respectively.

Deferred Legal Fees

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer their fees until the closing of the initial Business Combination. As of December 31, 2021, the Company recorded an aggregate of $3.9 million in connection with such arrangement as non-current accounts payable and accrued expenses in the accompanying consolidated balance sheet.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance within conformity with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting policies:

Derivative Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480 "Distinguishing Liabilities from Equity" ("ASC 480") and FASB ASC Topic 815, "Derivatives and Hedging" ("ASC 815"). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

For equity-linked contracts that are classified as assets or liabilities, we record the fair value of the equity-linked contracts at each balance sheet date and record the change in the consolidated statements of operations as a (gain) loss on change in fair value of derivative liabilities. Our public warrants were initially valued using a binomial lattice pricing model when the public warrants were not yet trading and did not have observable pricing, and are now valued based on public market quoted prices. Our Private Placement Warrants are valued using a binomial lattice pricing model when the warrants are subject to the make-whole table, or otherwise are valued using a Black-Scholes pricing model. Our Forward Purchase Agreement is valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds, each adjusted for the probability of executing a successful business combination. The assumptions used in preparing these models include estimates such as volatility, contractual terms, discount rates, dividend rate, expiration dates and risk-free rates.

The estimates used to calculate the fair value of our derivative assets and liabilities change at each balance sheet date based on our stock price and other assumptions described above. If our assumptions change or we experience significant volatility in our stock price or interest rates, the fair value calculated from one balance sheet period to the next could be materially different.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, 82,800,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s consolidated balance sheets.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which, resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Ordinary Share

We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 39,260,000, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2021 and for the period from May 12, 2020 (inception) through December 31, 2020. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7.A.	Quantitative and Qualitative Disclosure About Market Risk.

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S.

government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 16 of this Report and is included herein by reference.

Item 8.A.	Other Information.

None.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9.A.	Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain equity and equity-linked financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of August 4, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended September 30, 2020, March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2021 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

Our chief executive officer and chief financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain equity and equity-linked financial instruments. The Company's management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us.  Under the supervision and with the participation of our chief executive officer and chief financial officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on criteria specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, management, including our chief executive officer and chief financial officer, concluded that, as of December 31, 2021, our internal control over financial reporting was not effective as detailed above. [Our independent registered public accounting firm, WithumSmith+Brown, PC, has issued an attestation report on our internal control over financial reporting which appears herein.]

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

CC Neuberger Principal Holdings II

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of CC Neuberger Principal Holdings II (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 28, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: interpretation and accounting for complex financial instruments. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2021, of the Company, and this report does not affect our report on such consolidated financial statements.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

February 28, 2022

PCAOB ID Number 100

Item 9.B.	Other Information.

None.

Item 9.C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

Item 10.	Directors, Executive Officer and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Title
Chinh E. Chu	55	Chief Executive Officer and Director
Matthew Skurbe	48	Chief Financial Officer
Jason K. Giordano	43	Executive Vice President, Corporate Development
Douglas Newton	43	Executive Vice President, Corporate Development
Charles Kantor	51	Director
Joel Alsfine	52	Director
James Quella	72	Director
Jonathan Gear	51	Director

Chinh E. Chu, 55, has been our Chief Executive Officer and Director since May 2020. Mr. Chu has over 25 years of investment and acquisition experience. Since August 2020, Mr. Chu has been the Chief Executive Officer and Director of CCN III (NYSE: PRPC), a blank check company co-founded by CC Capital and formed for substantially similar purposes as our company, which has not yet announced or completed its initial business combination. Mr. Chu also served as Chief Executive Officer and Director of CCN I (NYSE: PCPL) from August 2020 until the consummation of the business combination with E2open Holdings, LLC in February 2021 (NYSE: UTZ). Mr. Chu served as the Vice Chairman of Collier Creek (NYSE: CCH), a blank check company co-founded by him and formed for substantially similar purposes as our company. On August 28, 2020, Collier Creek consummated the acquisition of Utz Brands Holdings, LLC, the parent of Utz Quality Foods, LLC, a leading manufacturer of branded salty snacks, to form Utz Brands (NYSE: UTZ). In 2016, Mr. Chu co-founded CF Corporation for substantially similar purposes as our company. CF Corporation sold 69.0 million units in its initial public offering, generating gross proceeds of $690.0 million. On November 30, 2017, CF Corporation consummated the acquisition of Fidelity & Guaranty Life, a provider of annuities and life insurance products, for approximately $1.835 billion plus the assumption of $405 million of existing debt, and related transactions. In connection with the FGL business combination, the name of the company was changed from “CF Corporation” to “FGL Holdings” (NYSE: FG). Mr. Chu served as Co-Executive Chairman of FGL Holdings. Mr. Chu is also the Founder and the Senior Managing Partner of CC Capital, a private investment firm which he founded in November 2015. As Senior Managing Director of CC Capital, Mr. Chu led the effort to take Dun & Bradstreet private in a $7.2 billion deal that closed in February 2019. Before founding CC Capital, Mr. Chu worked at Blackstone from 1990 to December 2015, where Mr. Chu led numerous investments across multiple sectors, including technology, financial services, chemicals, specialty pharma and healthcare products, and packaging. Mr. Chu was a Senior Managing Director at Blackstone from 2000 until his departure in December 2015, where he served, at various points, as a member of Blackstone’s Executive Committee, the Co-Chair of Blackstone’s Private Equity Executive Committee and as a member of Blackstone Capital Partners’ Investment Committee. Before joining Blackstone in 1990, Mr. Chu worked at Salomon Brothers in the Mergers & Acquisitions Department. In addition to Mr. Chu’s role as Co-Executive Chairman of FGL Holdings, he has served on the boards of directors of NCR Corporation (NYSE: NCR) and Stearns Mortgage since 2015, Dun & Bradstreet since 2019, and E2open and CCN III since 2020. Mr. Chu previously served on the board of directors of AVINTIV from 2011 to 2012, BankUnited Inc. from 2009 to 2014, Kronos Incorporated from 2014 to 2015, Biomet, Inc. from July 2007 to September 2007 and from 2013 to 2015, Freescale Semiconductor, Ltd. from 2011 to 2015, HealthMarkets, Inc. from 2006 to 2016 and CCN I from 2020 to 2021. Mr. Chu also previously served on the board of directors of Alliant Insurance Services, Inc., AlliedBarton Security Services, Celanese Corporation, DJO Global, Inc., Graham Packaging, the London International Financial Futures and Options Exchange, Nalco Company, Nycomed, Stiefel Laboratories and SunGard Data Systems, Inc. Mr. Chu received a B.S. in Finance from the University of Buffalo.

We believe Mr. Chu’s qualifications to serve on our board of directors include: his substantial experience in mergers and acquisitions, corporate finance and strategic business planning; his track record at CC Capital and Blackstone and in advising and managing multi-national companies; and his experience serving as a director for various public and private companies.

Matthew Skurbe, 48, has been our Chief Financial Officer since July 2020. Mr. Skurbe joined CC Capital as its Chief Financial Officer, Chief Operating Officer, and Senior Managing Director. Since August 2020, Mr. Skurbe has been the Chief Financial Officer of CCN III (NYSE: PRPC), a blank check company co-founded by CC Capital and formed for substantially similar purposes as our company, which has not yet announced or completed its initial business combination. Mr. Skurbe also served as Chief Financial Officer of CCN I from August 2020 until the consummation of the business combination with E2open Holdings, LLC in February 2021. Prior to joining CC Capital, Mr. Skurbe was the Treasurer and Managing Director in Finance for Blackstone. Before joining Blackstone in 2009, Mr. Skurbe was the CFO for Merrill Lynch Bank & Trust, a multi-billion dollar bank housing several of Merrill Lynch’s consumer lending and banking businesses. Prior to that role, Mr. Skurbe spent seven years supporting Merrill Lynch’s Treasury function and had previous roles with Amerada Hess and Arthur Andersen LLP. Mr. Skurbe is also a board member of the Association for Financial Professionals, Project Sunshine and Children’s Specialized Hospital Foundation. Mr. Skurbe received a BS in Accounting from Rutgers University, achieved the Certified Public Accountant certification and is a Certified Treasury Professional.

Jason K. Giordano, 43, has been our Executive Vice President, Corporate Development since July 2020. Since August 2020, Mr. Giordano has been the Executive Vice President, Corporate Development of CCN III (NYSE: PRPC), a blank check company co-founded by CC Capital and formed for substantially similar purposes as our company, which has not yet announced or completed its initial business combination. Mr. Giordano has 18 years of investment and acquisition experience across several industry sectors, including consumer products, education, packaging, chemicals and industrials, among others. From June 2018 to August 2020, Mr. Giordano served as the Co-Executive Chairman of Collier Creek Holdings (NYSE: CCH), a blank check company which he co-founded to pursue an acquisition, merger or similar business combination with one or more companies in the consumer goods and related sectors. On August 28, 2020, Collier Creek consummated the acquisition of Utz Brands Holdings, LLC, the parent of Utz Quality Foods, LLC, a leading manufacturer of branded salty snacks, to form Utz Brands (NYSE: UTZ). Mr. Giordano has been a Senior Managing Director at CC Capital since November 2018. Previously, Mr. Giordano was a Managing Director in the private equity group at Blackstone where he oversaw investments in the consumer, education, packaging and chemicals sectors. During his over 11 year tenure at Blackstone from August 2006 to October 2017, Mr. Giordano was involved in 12 initial and follow-on acquisitions representing over $10 billion of transaction value. Prior to Blackstone, Mr. Giordano was a private equity investment professional at Bain Capital, LP and an investment banker with Goldman, Sachs, & Co. Mr. Giordano currently serves on the board of Utz Brands, Inc. He previously served on the board of directors of Collier Creek Holdings from October 2018 to August 2020, Pinnacle Foods, Inc. (NYSE: PF), a U.S.-based manufacturer and marketer of branded food products, from 2007 to September 2015, Crocs, Inc. (Nasdaq: CROX), a global supplier of branded footwear, from January 2015 to October 2017, AVINTIV, a global supplier of specialty materials primarily sold to consumer goods manufacturers, from January 2011 to October 2015, Outerstuff LLC, a leading U.S. supplier of licensed children’s sports apparel, from May 2014 to October 2017, Ascend Learning, LLC, a provider of online professional training tools and educational software, from July 2017 to October 2017, and HealthMarkets, Inc., a direct-to-consumer provider of health, life, supplemental, and other insurance and related products, from February 2009 to October 2017. Mr. Giordano earned an M.B.A. with high distinction from Harvard Business School, where he was a Baker Scholar, and an A.B. with high honors in economics from Dartmouth College.

Douglas Newton, 43, has been our Executive Vice President, Corporate Development since July 2020 (previously serving as our Chief Financial Officer from May 2020 to July 2020). Since August 2020, Mr. Newton has been the Executive Vice President, Corporate Development of CCN III (NYSE: PRPC), a blank check company co-founded by CC Capital and formed for substantially similar purposes as our company, which has not yet announced or completed its initial business combination. Mr. Newton also served as Executive Vice President, Corporate Development of CCN I from August 2020 until the consummation of the business combination with E2open Holdings, LLC in February 2021. He also served as Chief Financial Officer of CCN I from May 2020 to August 2020. Mr. Newton has more than 16 years of professional investing experience across both public and private markets. Mr. Newton joined CC Capital at its founding and was integral to CC Capital’s $7.2 billion acquisition of Dun & Bradstreet. Mr. Newton served as Chief Financial Officer of CF Corporation, the permanent capital vehicle through which CC Capital acquired Fidelity & Guaranty Life, and he played a leading role in the $2.5 billion acquisition. Before joining CC Capital, Mr. Newton was a Founding Partner at WindAcre, an investment firm that owns a concentrated, long-term portfolio of global public equities and takes a private equity approach to public equity investing. At WindAcre, Mr. Newton helped lead deep company-specific research focused primarily on assessing the quality of potential investment opportunities and their intrinsic value. Prior to that, Mr. Newton was a Senior Investment Analyst at Seneca Capital Investments, a multi-strategy hedge fund, where he focused on making long-term fundamental value investments across a company’s capital structure. Mr. Newton also served as an Analyst at DLJ Merchant Banking Partners, a private equity firm, where he focused on investments in the industrial, power and media sectors. In addition, Mr. Newton served as an Analyst at Credit Suisse First Boston’s Media & Communications Group, and at Donaldson, Lufkin & Jenrette. Mr. Newton received a A.B. in Economics from Dartmouth College and an M.B.A. from the Stanford Graduate School of Business.

Charles Kantor, 51, has served on our board of directors since May 2020. Mr. Kantor is a Managing Director at Neuberger Berman after joining the firm in 2000. Since January 2020, Mr. Kantor has served on the board of directors CCN III (NYSE: PRPC), a blank check company co-founded by CC Capital and formed for substantially similar purposes as our company, which has not yet announced or completed its initial business combination. Mr. Kantor also served on the Board of Directors of CCN I from January 2020 until the consummation of the business combination with E2open Holdings, LLC in February 2021. Mr. Kantor is the founder and Senior Portfolio Manager of the Kantor Group, which manages over $8 billion of equity and fixed income securities for institutional and high net worth investors as of December 31, 2019. Mr. Kantor leads a team of eight investment professionals with aggregate investment experience of over 150 years and sits on the firm’s Partnership Committee as a senior leader of Neuberger Berman. Prior to joining Neuberger Berman, Mr. Kantor led Stern Stewart’s Financial Institutions division, where he advised clients on implementing EVA- based financial management systems and co-authored academic papers in the Journal of Applied Corporate Finance. In addition, Mr. Kantor is a regular commentator and contributor to various financial and business news media outlets. Mr. Kantor earned a Bachelor of Commerce (Honors) and Economics from the University of Cape Town, South Africa and an MBA  from Harvard University Graduate School of Business.

We believe Mr. Kantor’s qualifications to serve on our board of directors include: his substantial experience in mergers and acquisitions, corporate finance and strategic business planning; his track record at the Kantor Group and in advising and managing multi-national companies; and his experience serving as a director for various public companies.

Joel Alsfine, 52, has served on the Board since August 2020. Mr. Alsfine is a Senior Advisor to MSD Capital LP. Until June 2020, Mr. Alsfine was a Partner at MSD Capital LP in New York, the investment firm formed in 1998 to exclusively manage the capital of Michael Dell and his family, which he joined in 2002. From 2000 to 2002, Mr. Alsfine was a Managing Director of TG Capital Corp. in Miami. Prior to 2000, he held the post of Engagement Manager with McKinsey & Co. in New York and also worked with Fisher Hoffman Stride an accounting and auditing firm in Johannesburg, South Africa. From January 2015, Mr. Alsfine has served on the board of Asbury Automotive Group (NYSE: ABG) where he is head of the Capital Allocation and Risk Committee and serves on the Audit Committee. From July 2019, Mr. Alsfine has served on the board of Life Time Group Holdings (NYSE: LTH), where he serves on the Audit committee. From September 2020, Mr. Alsfine has served on the board of Party City Holdco Inc. (NYSE: PRTY) where he serves on the Audit committee. Mr. Alsfine received his MBA from Stanford Graduate School of Business and his Bachelor of Commerce (Honors) in Accounting from the University of the Witwatersrand in South Africa.

We believe Mr. Alsfine’s qualifications to serve on our board of directors include: his extensive capital markets experience and financial and investment experience as a partner at MSD Capital LP; his financial and risk management related experience at various investment firms; and his experience serving as a director for various public and private companies.

James Quella, 72, has served on our board of directors since August 2020. Mr. Quella has served as Chairman of the board of Michaels Companies, Inc. since April 2019, having previously served as Lead Independent Director since November 2018. Mr. Quella retired as a Senior Managing Director, Senior Operating Partner and Head of the Portfolio Operations Group at Blackstone in the Private Equity Group in June 2014, having served in these roles since 2003. Mr. Quella serves as a director and on the Compensation Committee and Audit Committee of Dun and Bradstreet Corporation. Mr. Quella was formerly a director of Allied Waste, Catalent Pharma Solutions, Inc., Columbia House, Celanese Corporation, DJO Global, Inc., FGL Holdings, Freescale Semiconductor, Inc., Graham Packaging Company, L.P., Houghton Mifflin Harcourt Company, Intelenet Global Services, Lionbridge Technologies, Inc., The Nielsen Company and Vanguard Health Systems, Inc. Mr. Quella received a B.A. in International Studies from The University of Wisconsin-Madison and an M.B.A. with Dean’s Honors from the University of Chicago Graduate School of Business.

We believe Mr. Quella’s qualifications to serve on our board of directors include: his financial expertise, as well as his significant experience in working with companies transitioning from control by private equity sponsors.

Jonathan Gear, 51, has served on our board of directors since June 2021. Mr. Gear served as executive vice president and chief financial officer of IHS Markit until the effectiveness of the merger of S&P Global and IHS Markit on February 28, 2022. Earlier, he served as president of resources, transportation and CMS for IHS Markit, including business lines supporting the automotive, energy, chemicals, maritime and aerospace industries. In addition, he served in multiple senior vice president positions and as president and COO of IHS CERA. Jonathan previously held leadership positions at Activant Solutions, smarterwork.com and Booz Allen Hamilton. He holds a B.A. from the University of California, Berkeley and an MBA from Stanford Graduate School of Business.

We believe Mr. Gear’s qualifications to serve on our board of directors include: his extensive capital markets and financial experience, including his current role as CFO of IHS Markit.

Director Independence

The NYSE listing standards require that a majority of our board of directors be independent; however, we have one year from the date of the Initial Public Offering to have a majority of our board members be independent. An “independent director” is defined generally as a person who has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have two “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our board of directors has determined that Joel Alsfine, Jonathan Gear  and James Quella are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Pursuant to NYSE’s phase-in rules for newly listed companies, we have one year from the date on which we are first listed on NYSE to for a majority of our board of directors to be independent. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Joel Alsfine, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of James Quella and Jonathan Gear, will expire at our second annual meeting. The term of office of the third class of directors, consisting of Messrs. Kantor and Chu, will expire at our third annual general meeting.

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

Audit Committee

We have established an audit committee of the board of directors. Joel Alsfine, Jonathan Gear and James Quella serve as members of our audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent, subject to certain exceptions. Joel Alsfine, Jonathan Gear and James Quella are independent.

Joel Alsfine serves as the Chairman of the audit committee. Each member of the audit committee meets the financial literacy requirements of the NYSE, and our board of directors has determined that Joel Alsfine and James Quella each qualifies as an “audit committee financial expert” as defined in applicable SEC rules. Additionally, our board of directors has noted that Joel Alsfine currently serves on the audit committee of four public companies and has determined that such simultaneous service does not impair his ability to effectively serve as the Chairman of our audit committee. The primary purposes of our audit committee are to assist the board’s oversight of:

●	the integrity of our financial statements;
●	our compliance with legal and regulatory requirements;
●	the qualifications, engagement, compensation, independence and performance of our independent registered public accounting firm;
●	our process relating to risk management and the conduct and systems of internal control over financial reporting and disclosure controls and procedures; and
●	the performance of our internal audit function.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Joel Alsfine, Jonathan Gear and James Quella, with James Quella serving as chairman of the compensation committee. Joel Alsfine, Jonathan Gear and James Quella are independent.

The primary purposes of our compensation committee are to assist the board in overseeing our management compensation policies and practices, including:

●	determining and approving the compensation of our executive officers; and
●	reviewing and approving incentive compensation and equity compensation policies and programs.

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee. The members of our nominating and corporate governance are Joel Alsfine, Jonathan Gear and James Quella, with James Quella serving as chairman of the nominating and corporate governance committee. Joel Alsfine, Jonathan Gear and James Quella are independent. Because we listed our securities on the NYSE in connection with our Initial Public Offering, we have one year from the date of our Initial Public Offering for our nominating and corporate governance committee to be comprised fully of independent directors.

The primary purposes of our nominating and corporate governance committee will be to assist the board in:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;
●	developing, recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

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

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
●	directors should not improperly fetter the exercise of future discretion;
●	duty to exercise powers fairly as between different sections of shareholders;
●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
●	duty to exercise independent judgment.

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

Below is a table summarizing the entities to which our executive officers and directors have fiduciary duties or contractual obligations as of March 1, 2022 that may pose a conflict of interest with us:

Individual	Entity	Entity’s Business	Affiliation
Chinh E. Chu	CC Capital Holdings, LP and CC Capital SP, LP	Private Investments	Founder and Managing Partner
	E2open Parent Holdings Inc.	Software Company	Director
	CCN III	Special Acquisition Company	Co-Founder, Chief Executive Officer and Director
	NCR Corporation	Software, Computer Hardware and Electronics	Director
	Dun & Bradstreet	Commercial and Professional Services	Director
Matthew Skurbe	CC Capital Holdings, LP and CC Capital SP, LP	Private Investments	Senior Managing Director
	CCN III	Special Acquisition Company	Chief Financial Officer
Jason K. Giordano	CC Capital Holdings, LP and CC Capital SP, LP	Private Investments	Senior Managing Director
	Utz Brands, Inc.	Snack Manufacturer, Marketer, and Distributor	Director
	CCN III	Special Acquisition Company	Executive Vice President, Corporate Development
Douglas Newton	CC Capital Holdings, LP and CC Capital SP, LP	Private Investments	Senior Managing Director
	CCN III	Special Acquisition Company	Executive Vice President, Corporate Development
	Monica Top GP (Cayman), LLC	Financial Services	Co-Chairman
Charles Kantor	Neuberger Berman Investment Advisers LLC	Investment Advisers	Managing Director
	CCN III	Special Acquisition Company	Director
Joel Alsfine	MSD Capital LP	Private Investments	Senior Advisor
	Asbury Automotive Group	Automotive Retail	Director
	Life Time Inc.	Fitness Services	Director
	Party City Holdco Inc.	Specialty Retail and Supplier	Director
James Quella	Dun and Bradstreet	Commercial and Professional Services	Director
	Michaels Companies, Inc.	Specialty Retail	Chairman
Jonathan Gear	IHS Markit	Financial Data	Executive Vice President and Chief Financial Officer

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

We had previously agreed to pay our Chief Financial Officer the greater of $20,000 per month and $120,000 in the aggregate, upon the successful completion of our initial Business Combination, for his services to us. However, this payment has been waived by our Chief Financial Officer and will not be made.

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

Compensation Discussion and Analysis

The Compensation Discussion and Analysis section describes our compensation program, decisions, and other relevant information related to our principal executive officer and principal financial officer and each of the our remaining executive officers who were serving as executive officers of the company (collectively, our “named executive officers” or “NEOs”). We currently have four named executive officers and do not intend to have any full-time employees prior to the completion of our initial Business Combination. Our NEOs for the year ended December 31, 2021 were:

Name	Title
Chinh E. Chu	Chief Executive Officer and Director
Matthew Skurbe	Chief Financial Officer
Jason K. Giordano	Executive Vice President, Corporate Development
Douglas Newton	Executive Vice President, Corporate Development

None of our executive officers have received any compensation for services rendered to us. Our named executive officers are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence with respect to suitable Business Combinations. Our audit committee reviews on a quarterly basis all reimbursements that were made by us to our named executive officers. Other than these reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our executive officers prior to completion of our initial Business Combination.

We had previously agreed to pay our Chief Financial Officer the greater of $20,000 per month and $120,000 in the aggregate, upon the successful completion of our initial Business Combination, for his services to us. However, this payment has been waived by our Chief Financial Officer and will not be made.

We are not party to any agreements with our named executive officers that provide for benefits upon termination of employment. We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial Business Combination, although it is possible that some or all of our executive officers may negotiate employment or consulting arrangements to remain with us after our initial Business Combination. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination.

Any compensation to be paid to our named executive officers after the completion of our initial Business Combination will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors. It is unlikely the amount of such compensation will be known at the time of any proposed Business Combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation.

2021 Director Compensation

None of our directors have received any compensation for services rendered to us. Our directors are reimbursed for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial Business Combination. Our audit committee will review on a quarterly basis all reimbursements that were made by us to our directors. Other than these reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our directors prior to completion of our initial Business Combination.

After the completion of our initial Business Combination, directors who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed Business Combination.

Pay Ratio Disclosure

Pursuant to Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are required to disclose the ratio of the annual total compensation of our principal executive officer to the median of the annual total compensation of all of our employees other than our principal executive officer. During 2021, our principal executive officer was our Chief Executive Officer, Chinh E. Chu.

The annual total compensation of our Chief Executive Officer, the median of the annual total compensation of our employees (other than our Chief Executive Officer), and the ratio of the annual total compensation of our Chief Executive Officer to the median of the annual total compensation of all our employees are summarized below:

Chief Executive Officer 2021 Annual Compensation	$—
Median Employee 2021 Annual Compensation	$—
Ratio of Chief Executive Officer to Median Employee Compensation	1:1

The Chief Executive Officer Pay Ratio above represents our reasonable estimate calculated in a manner consistent with SEC rules and applicable guidance. SEC rules and guidance provide significant flexibility in how companies identify the median employee, and each company may use a different methodology and make different assumptions particular to that company. As a result, and as explained by the SEC when it adopted these rules, in considering the pay ratio disclosure, stockholders should keep in mind that the rule was not designed to facilitate comparisons of pay ratios among different companies, even companies within the same industry, but rather to allow stockholders to better understand and assess each particular company’s compensation practices and pay ratio disclosures. Neither the Compensation Committee nor our management used our Chief Executive Officer Pay Ratio measure in making compensation decisions.

Compensation Committee Report

Our compensation committee of our board of directors has reviewed and discussed the section of this report entitled “Compensation Discussion and Analysis” with management. Based on this review and discussion, the compensation committee has recommended to our board of directors that the compensation discussion and analysis be included in this Annual Report.

Compensation Committee

Joel Alsfine

Jonathan Gear

James Quella

Item 12.	Principal Shareholders

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 1, 2022 with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our executive officers and directors; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of March 1, 2022.

	Class A Ordinary Shares		Class B Ordinary Shares(1)
		Approximate		Approximate
		Percentage of Class A		Percentage of Issued
Name and Address of		Issued and Outstanding		and Outstanding
Beneficial Owner(2)	Beneficially Owned	Ordinary Shares	Beneficially Owned	Ordinary Shares
CC Neuberger Principal Holdings II Sponsor LLC (our Sponsor)(3)	—	—	25,580,000	23.7%
Chinh E. Chu(4)	—	—	—	—
Charles Kantor(4)	—	—	—	—
Matthew Skurbe(4)	—	—	—	—
Jason K. Giordano(4)	—	—	—	—
Douglas Newton(4)	—	—	—	—
Joel Alsfine	—	—	40,000	*
James Quella	—	—	40,000	*
Jonathan Gear	—	—	40,000	*
All officers and directors as a group (7 individuals)	—	—	120,000	*
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 200 Park Avenue, 58th Floor, New York, New York 10166.
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

Founder Shares

On May 19, 2020, the Company issued 7,875,000 Class B ordinary shares to the Sponsor (the “Founder Shares”) in exchange for a capital contribution of $25,000. On July 15, 2020, the Company effected a share capitalization resulting in the Sponsor holding an aggregate of 22,250,000 Founder Shares. Subsequent to this share capitalization, in July 2020, the Sponsor transferred 40,000 Founder Shares to each of Joel Alsfine and James Quella, the independent directors. On July 30, 2020, the Company effected a share capitalization resulting in the Initial Shareholders holding an aggregate of 25,700,000 Founder Shares, including up to 2,700,000 shares were subject to forfeiture to the Company for no consideration to the extent that the option to purchase additional units is not exercised in full or in part, so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding shares after the Initial Public Offering plus the number of Class A ordinary shares to be sold pursuant to any forward purchase agreement entered into in connection with the Initial Public Offering (the “Forward Purchase Agreement”). All shares and the associated amounts have been retroactively restated to reflect the share capitalizations. On August 4, 2020, the underwriters fully exercised the over-allotment option; thus, no Founder Shares are currently subject to forfeiture. On June 8, 2021, the Sponsor transferred 40,000 Founder Shares to Jonathan Gear, a newly appointed independent director.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on July 30, 2020, the Company will reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $20,000 per month. The Company incurred approximately $240,000 in general and administrative expenses for the year ended December 31, 2021.

Forward Purchase Arrangement

In connection with the consummation of the Initial Public Offering, the Company entered into the Forward Purchase Agreement with NBOKS, a member of our Sponsor, which provides for the purchase of up to $200,000,000 of units, with each unit consisting of one Class A ordinary share and three-sixteenths of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of our initial Business Combination. The Forward Purchase Agreement will allow NBOKS to be excused from its purchase obligation in connection with a specific Business Combination if NBOKS does not have sufficient committed capital allocated to the Forward Purchase Agreement to fulfill its funding obligations thereunder in respect of such Business Combination. Following the consummation of the Initial Public Offering and prior to an initial Business Combination, NBOKS intends to raise additional committed capital such that the condition described in the preceding sentence is met, but there can be no assurance that additional capital will be available. The obligations under the Forward Purchase Agreement will not depend on whether any Class A ordinary shares are redeemed by our public shareholder. The forward purchase securities will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of forward purchase securities may be used as part of the consideration to the sellers in our initial Business Combination, expenses in connection with our initial Business Combination or for working capital in the post-transaction company.

Backstop Facility Arrangement

The Company has entered into the Backstop Agreement, whereby NBOKS agreed to, subject to the availability of capital it has committed to all special purpose acquisition companies sponsored by CC Capital Partners, LLC and NBOKS on a first come first serve basis and the other terms and conditions included therein, at the closing of an initial business combination, subscribe for the Company’s Class A Ordinary Shares, par value $0.0001 per share, to fund redemptions by shareholders of the Company in connection with such Business Combination in an amount of up to $300,000,000. The Backstop Agreement allows NBOKS to be excused from its purchase obligation thereunder in connection with such Business Combination if any direct or indirect investor in NBOKS with opt-out rights exercises such rights in connection with such Business Combination.

Item 14.	Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

For the Period
from May 12, 2020
	For the Year	(inception)
	ended December	through December
	31, 2021	31, 2020
Audit Fees(1)	$70,555	$99,910
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$—
(1)

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our period-end consolidated financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to performance of the audit or review of our year-end consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

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

PART IV.

Item 15.	Exhibits, Financial Statement Schedules.
(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.
(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.
No.	Description of Exhibit
2.1(1)	Business Combination Agreement by and among CC Neuberger Principal Holdings II, Griffey Global Holdings, Inc, and the other parties thereto, dated as of December 9, 2021.
3.1(3)	Amended and Restated Memorandum and Articles of Association of the Company.
4.1(2)	Warrant Agreement, dated August 4, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.
4.2*	Description of the Company’s securities.
10.1(2)	Letter Agreement, dated July 30, 2020, among the Company, the Sponsor and the Company’s officers and directors.
10.2(2)	Investment Management Trust Agreement, dated August 4, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee.
10.3(2)	Registration and Shareholder Rights Agreement, dated August 4, 2020, among the Company, the Sponsor and certain other security holders named therein.
10.4(2)	Administrative Services Agreement, dated July 30, 2020, between the Company and the Sponsor.
10.5(2)	Private Placement Warrants Purchase Agreement, dated July 30, 2020, between the Company and the Sponsor.
10.6(2)	Forward Purchase Agreement, dated August 4, 2020, between the Company and Neuberger Berman Opportunistic Capital Solutions Master Fund LP.
10.7(2)	Indemnity Agreement, dated July 30, 2020, between the Company and Chinh E. Chu.
10.8(2)	Indemnity Agreement, dated July 30, 2020, between the Company and Douglas Newton.
10.9(2)	Indemnity Agreement, dated July 30, 2020, between the Company and Charles Kantor.
10.10(2)	Indemnity Agreement, dated July 30, 2020, between the Company and Matthew Skurbe.
10.11(2)	Indemnity Agreement, dated July 30, 2020, between the Company and Jason K. Giordano.
10.12(2)	Indemnity Agreement, dated July 30, 2020, between the Company and Joel Alsfine.
10.13(2)	Indemnity Agreement, dated July 30, 2020, between the Company and James Quella.
10.14*	Indemnity Agreement, dated June 1, 2021, between the Company and Jonathan Gear
10.15(3)	Backstop Facility Agreement between the Company and NBOKS, dated as of November 16, 2020.
10.16(4)	Promissory Note, dated January 7, 2022, issued by CC Neuberger Principal Holdings II to CC Neuberger Principal Holdings II Sponsor LLC.
10.17(1)	Form of Subscription Agreement
10.18(5)	Form of Subscription Agreement (Institutional)
10.19(1)

Side Letter to the Forward Purchase Agreement and Backstop Agreement by and between CC Neuberger Principal Holdings II, and Neuberger Berman Opportunistic Capital Solutions Master Fund L.P., dated as of December 9, 2021.

10.20(1)

Sponsor Side Letter by and among CC Neuberger Principal Holdings II Sponsor, LLC, Joel Alsfine, James Quella, Jonathan Gear, CC NB Sponsor 2 Holdings LLC, Neuberger Berman Opportunistic Capital Solutions Master Fund LP, CC Neuberger Principal Holdings II, Vector Holding, LLC and Griffey Global Holdings, Inc., dated as of December 9, 2021.

10.21(1)	Form of Registration Rights Agreement
10.22(1)	Stockholders Agreement, by and among Vector Holdings, LLC and each of the persons listed on Schedule A thereto, dated as of December 9, 2021.
31.1*

Certification of Chief Executive Officer and Director Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 10, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 4, 2020 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Form 10-Q filed on November 16, 2020 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 10, 2022 and incorporated by reference herein.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 28, 2021 and incorporated by reference herein.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CC NEUBERGER PRINCIPAL HOLDINGS II

Date: March 1, 2022	/s/ Chinh E. Chu
	By:	Chinh E. Chu
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Chinh E. Chu
Name:	Chinh E. Chu
Title:	Chief Executive Officer and Director (Principal Executive Officer)
Date:	March 1, 2022

/s/ Matthew Skurbe
Name:	Matthew Skurbe
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 1, 2022

/s/ Charles Kantor
Name:	Charles Kantor
Title:	Director
Date:	March 1, 2022

/s/ Joel Alsfine
Name:	Joel Alsfine
Title:	Director
Date:	March 1, 2022

/s/ James Quella
Name:	James Quella
Title:	Director
Date:	March 1, 2022

/s/ Jonathan Gear
Name:	Jonathan Gear
Title:	Director
Date:	March 1, 2022

CC NEUBERGER PRINCIPAL HOLDINGS II

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2021 and 2020	F-3

Consolidated Statements of Operations for the year ended December 31, 2021 and for the period from May 12, 2020 (inception) through December 31, 2020	F-4

Consolidated Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2021 and for the period from May 12, 2020 (inception) through December 31, 2020	F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2021 and for the period from May 12, 2020 (inception) through December 31, 2020	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

CC Neuberger Principal Holdings II

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CC Neuberger Principal Holdings II (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows, for year ended December 31, 2021 and for the period from May 12, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from May 12, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2022, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

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

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements We believe that our audits provide a reasonable basis for our opinions.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Accounting for and Valuation of Private Placement Warrants and Forward Purchase Agreement

Description:

As described in Notes 2, 9 and 10 to the financial statements, the Company accounts for its private placement warrants and forward purchase agreement based on an assessment of the instruments’ specific terms and the applicable accounting standards. The private placement warrants and forward purchase agreement are stated at fair value at each reporting period with the change in fair value recorded on the statement of operations. The fair value of the warrants on the date of issuance were estimated using a Black-Scholes option pricing model and as of December 31, 2021 using a binomial lattice pricing model pricing model both of which include inputs such as the Company’s stock price on date of grant, exercise price per share, and the number of private placement warrants outstanding. The fair value of the forward purchase agreement on the date of issuance and on each remeasurement date is estimated utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds, each adjusted for the probability of executing a successful business combination. Assumptions used in the model are subjective and require significant judgment, and include implied volatility, risk-free interest rate and probability of executing a successful business combination. As of December 31, 2021, 18,560,000 private placement warrants at a fair value of $54.4 million and the forward purchase contract at a fair value of $13.1 million remained outstanding resulting in $1.48 million of gain related to the change in fair value of the for the year ended December 31, 2021. As previously disclosed by management, the Company has restated the financial statements as of and for the year ended December 31, 2020 to account for the private placement warrants and forward purchase agreement as liabilities on its balance sheets. The principal considerations for our determination that performing procedures relating to the accounting for and valuation of the private placement warrants and forward purchase agreement are a critical audit matter are (i) the significant judgment by management when determining the accounting for and valuation; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the accounting for the private placement warrants and forward purchase agreement, and management’s significant assumption related to implied volatility and probability of executing a successful business combination; (iii) the audit effort involved the use of professionals with specialized skill and knowledge; and (iv) as disclosed by management, a material weakness related to the evaluation of complex financial instruments existed as of December 31, 2021.

Response:

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, reading the agreements, evaluating the accounting for the private placement warrants and forward purchase agreement, testing the internal controls over management’s process for determining the fair value estimates. Testing management’s process included (i) evaluating the internal controls and methodology used by management to determine the fair value of the private placement warrants and forward purchase agreement; (ii) testing the mathematical accuracy of management’s model; (iii) evaluating the reasonableness of management’s significant assumption related to implied volatility and probability of executing a successful business combination; and (iv) testing the completeness and accuracy of the underlying data used. Professionals with specialized skill and knowledge were used to assist in (i) evaluating management’s accounting for the private placement warrants and forward purchase agreement; (ii) evaluating the methodology to determine the fair value; (iii) testing the mathematical accuracy of the models; and (iv) evaluating the reasonableness of the significant assumption related to implied volatility and probability of executing a successful business combination by considering consistency with external market data.

Reference:

Notes 2, 9 and 10

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

February 28, 2022

PCAOB ID Number 100

CC NEUBERGER PRINCIPAL HOLDINGS II

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 and 2020

	December 31,
	2021	2020
Assets
Current assets:
Cash	$290,297	$737,786
Prepaid expenses	243,042	656,869
Total current assets	533,339	1,394,655
Investments and cash held in Trust Account	828,616,552	828,291,565
Total Assets	$829,149,891	$829,686,220

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$19,442	$424,913
Accrued expenses	34,240	92,860
Accrued expenses - related party	345,650	100,000
Total current liabilities	399,332	617,773
Non-current accounts payable and accrued expenses	3,866,806	—
Deferred underwriting commissions in connection with the initial public offering	28,980,000	28,980,000
Derivative liabilities	85,875,800	87,356,600
Total liabilities	119,121,938	116,954,373

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 82,800,000 shares subject to possible redemption at $10.00 per share at December 31, 2021 and 2020, respectively	828,000,000	828,000,000

Shareholders' Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized at December 31, 2021 and 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 25,700,000 shares issued and outstanding at December 31, 2021 and 2020, respectively	2,570	2,570
Additional paid-in capital	—	—
Accumulated deficit	(117,974,617)	(115,270,723)
Total shareholders' deficit	(117,972,047)	(115,268,153)
Total Liabilities and Shareholders' Deficit	$829,149,891	$829,686,220

The accompanying notes are an integral part of these consolidated financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

CONSOLIDATED STATEMENTS OF OPERATIONS

		For the period
		from May 12,
		2020 (inception)
		through
	For the year ended	December 31,
	December 31, 2021	2020
General and administrative expenses	$4,509,681	$442,331
Loss from operations	(4,509,681)	(442,331)
Other income (expense):
Change in fair value of derivative liabilities	1,480,800	(40,117,600)
Financing costs	—	(1,550,280)
Unrealized gain on investments held in Trust Account	324,987	291,565
Total other income (expense)	1,805,787	(41,376,315)
Net loss	$(2,703,894)	$(41,818,646)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	82,800,000	53,076,923
Basic and diluted net loss per ordinary share	$(0.02)	$(0.54)
Basic and diluted weighted average shares outstanding of Class B ordinary shares	25,700,000	24,042,735
Basic and diluted net loss per ordinary share	$(0.02)	$(0.54)

The accompanying notes are an integral part of these consolidated financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Year Ended December 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	—	$—	25,700,000	$2,570	$—	$(115,270,723)	$(115,268,153)
Net loss	—	—	—	—	—	(2,703,894)	(2,703,894)
Balance - December 31, 2021	—	$—	25,700,000	$2,570	$—	$(117,974,617)	$(117,972,047)

For the Period From May 12, 2020 (Inception) Through December 31, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - May 12, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	25,700,000	2,570	22,430	—	25,000
Accretion on Class A ordinary shares subject to possible redemption	—	—	—	—	(22,430)	(73,452,077)	(73,474,507)
Net loss	—	—	—	—	—	(41,818,646)	(41,818,646)
Balance - December 31, 2020	—	$—	25,700,000	$2,570	$—	$(115,270,723)	$(115,268,153)

The accompanying notes are an integral part of these consolidated financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the period
		from May 12,
		2020 (inception)
	For the year	through
	ended December	December 31,
	31, 2021	2020
Cash Flows from Operating Activities:
Net loss	$(2,703,894)	$(41,818,646)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	—	5,000
Change in fair value of derivative liabilities	(1,480,800)	40,117,600
Financing costs	—	1,550,280
Unrealized gain on investments held in Trust Account	(324,987)	(291,565)
Changes in operating assets and liabilities:
Prepaid expenses	413,827	(636,869)
Accounts payable	(405,471)	60,325
Accrued expenses	(58,620)	7,860
Accrued expenses - related party	245,650	100,000
Non-current accounts payable and accrued expenses	3,866,806	—
Net cash used in operating activities	(447,489)	(906,015)

Cash Flows from Investing Activities
Principal deposited in Trust Account	—	(828,000,000)
Net cash used in investing activities	—	(828,000,000)

Cash Flows from Financing Activities:
Proceeds received from note payable to related parties	—	50,000
Repayment of note payable to related parties	—	(266,737)
Proceeds received from initial public offering, gross	—	828,000,000
Proceeds from private placement	—	18,560,000
Payment of offering costs	—	(16,699,462)
Net cash provided by financing activities	—	829,643,801

Net change in cash	(447,489)	737,786

Cash - beginning of the period	737,786	—
Cash - end of the period	$290,297	$737,786

Supplemental disclosure of noncash investing and financing activities:
Prepaid expenses paid in exchange for issuance of Class B ordinary shares to Sponsor	$—	$20,000
Offering costs included in accounts payable	$—	$364,588
Offering costs included in accrued expenses	$—	$85,000
Offering costs paid by Sponsor through note payable	$—	$216,737
Deferred underwriting commissions in connection with the initial public offering	$—	$28,980,000

The accompanying notes are an integral part of these consolidated financial statements.

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

At December 31, 2021, the Company had not yet commenced operations. All activity for the period from May 12, 2020 (inception) through December 31, 2021 relates to the Company’s formation and its initial public offering (“Initial Public Offering”), and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company has selected December 31 as its fiscal year end. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and investments from the proceeds derived from the Initial Public Offering.

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

The Company will provide its holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification

(“ASC”) Topic 480 “Distinguishing Liabilities from Equity" ("ASC 480"). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirement, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

Proposed Business Combination

On December 9, 2021 (the “Effective Date”), the Company, Vector Holding, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“New CCNB”), Vector Domestication Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of New CCNB (“Domestication Merger Sub”), Vector Merger Sub 1, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“G Merger Sub 1”), Vector Merger Sub 2, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“G Merger Sub 2”, and together with the Company, New CCNB, Domestication Merger Sub and G Merger Sub 1, each a “CCNB Party” and, collectively, the “CCNB Parties”), Griffey Global Holdings, Inc., a Delaware corporation (“Griffey Global”), and solely for limited purposes expressly set forth therein, Griffey Investors, L.P., a Delaware limited liability company, (the “Partnership”), entered into a definitive business combination agreement (the “Business Combination Agreement”).

The Business Combination Agreement and the transactions contemplated thereby (the “Business Combination”) were approved by the board of directors of each of the Company and Griffey Global.

The Business Combination Agreement provides for the Business Combination, which includes, among other things, the consummation of the following transactions: (a) on the business day prior to the closing date, New CCNB will convert from a Delaware limited liability company to a Delaware corporation (the “Statutory Conversion”) with a certificate of incorporation which provides for two classes of common stock in a manner consistent with the articles of incorporation of the Company prior to the Statutory Conversion (the “New CCNB Pre-Closing Certificate of Incorporation”), (b) prior to the closing of the Business Combination (the “Closing”), on the closing date, the Company will merge with and into Domestication Merger Sub, with Domestication Merger Sub surviving (the “Domestication Merger”) as a direct subsidiary of New CCNB and New CCNB will continue as the public company with (i) each Class A ordinary share, par value $0.0001 (each, a “CCNB Class A Ordinary Share”), of the Company being converted into the right of the holder thereof to receive one share of Class A common stock, par value $0.0001 (each, a “New CCNB Pre-Closing Class A Share”), of New CCNB, (ii) each Class B ordinary share, par value $0.0001 of the Company being converted into the right of the holder thereof to receive one share of Class B common stock, par value $0.0001 of New CCNB and (iii) each warrant of the Company ceasing to represent a right to acquire the Company Class A Ordinary Shares and instead representing a right to acquire New CCNB Pre-Closing Class A Shares, (c) on the Closing Date, at the Closing and prior to the PIPE Financing (as defined below) and the consummation of the transactions contemplated by the Forward Purchase Agreement (as defined below) and the Backstop Agreement (as defined below), if applicable, New CCNB will amend and restate the New CCNB Pre-Closing Certificate of Incorporation in the form of the New CCNB Certificate of Incorporation to provide for, among other things, Class A common stock, par value $0.0001 per share (the “New CCNB Class A Common Shares”), and Class B common stock, par value $0.0001 per share (the “New CCNB Class B Common Shares”), which New CCNB Class B Common Shares will be subject to stock price based vesting; (d) on the closing date, at the Closing and contingent upon the filing of the New CCNB Certificate of Incorporation, the transactions contemplated by the Sponsor Side Letter will be consummated, including the conversion of the New CCNB Pre-Closing Class B Common Shares into New CCNB Class A Common Shares and New CCNB Class B Common Shares; (e) on the closing date, at the Closing and prior to the Getty Mergers (as defined below), New CCNB will consummate the PIPE Financing (as defined below) and the transactions contemplated by the Forward Purchase Agreement (as defined below) and the Backstop Agreement (as defined below), if applicable, and (f) on the closing date at the Closing, (i) G Merger Sub 1 will merge with and into Griffey Global (the “First Getty Merger”), with Griffey Global surviving as a subsidiary of Domestication Merger Sub and an indirect subsidiary of New CCNB, and (ii) Griffey Global will merge with and into G Merger Sub 2 (the “Second Getty Merger” and together with the First Getty Merger, the “Getty Mergers”), with G Merger Sub 2 surviving as a direct subsidiary of Domestication Merger Sub and an indirect subsidiary of New CCNB (the “Final Surviving Company”). In connection with the Closing, New CCNB will change its name to “Getty Images Holdings, Inc.”, which will continue as the public company following the consummation of the Business Combination.

Consideration

Under the terms of the Business Combination Agreement, the aggregate consideration to be paid in the Business Combination is derived from an aggregate transaction equity value of $2,912,000,000, apportioned between cash and New CCNB Class A Common Shares, as more specifically set forth therein (and which account for the value of Griffey Globals’s vested options). In addition to the consideration to be paid at Closing, New CCNB will issue to equityholders of Griffey Global an aggregate of up to 65,000,000 New CCNB Class A Common Shares, issuable upon and subject to the occurrence of the applicable vesting events, as more specifically set forth therein.  Each option to purchase shares of Griffey Global (whether vested or unvested) will be converted into a comparable option to purchase New CCNB Class A Common Shares, pursuant to a market-based equity incentive plan prepared by CCNB and the Griffey Global prior to the closing date.

In connection with the signing of the Business Combination Agreement, the Company and New CCNB entered into subscription agreements (the “Subscription Agreements”) with the Sponsor and Getty Investments, L.L.C, current equityholders of the Company or Griffey Global, respectively (collectively, the “PIPE Investors”).

Pursuant to the Subscription Agreements, the PIPE Investors agreed to subscribe for and purchase, and the Company and New CCNB agreed to issue and sell to such investors, on the closing date, an aggregate of 15,000,000 New CCNB Class A Common Shares for a purchase price of $10.00 per share, for aggregate gross proceeds of $150,000,000 (the “PIPE Financing”).

The closing of the PIPE Financing is contingent upon, among other things, the substantially concurrent consummation of the Business Combination. The Subscription Agreements provide that New CCNB will grant the PIPE Investors in the PIPE Financing certain customary registration rights.

Forward Purchase Agreement and Backstop Agreement

In connection with the signing of the Business Combination Agreement, New CCNB, the Company, and NBOKS entered into a side letter to (a) that certain Forward Purchase Agreement (the “Forward Purchase Agreement”), pursuant to which, among other things, NBOKS confirmed the allocation to New CCNB of $200,000,000 under the Forward Purchase Agreement and its agreement to, at Closing, subscribe for 20,000,000 New CCNB Class A Common Shares, and 3,750,000 Forward Purchase Warrants (as defined therein) and (b) certain Backstop Facility Agreement (the “Backstop Agreement”) whereby NBOKS agreed to, subject to the availability of capital it has committed to all special purpose acquisition companies sponsored by CC Capital Partners, LLC and NBOKS on a first come first serve basis and the other terms and conditions included therein, at Closing, subscribe for New CCNB Class A Common Shares to fund redemptions by shareholders of the Company in connection with the Business Combination in an amount of up to $300,000,000 (clauses “(a)” and “(b),” collectively, the “NBOKS Side Letter”), which NBOKS Side Letter provides for the assignment of the Company’s obligations under the Forward Purchase Agreement and the Backstop Agreement to New CCNB to facilitate the Business Combination.

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

Going Concern

As of December 31, 2021, the Company had approximately $290,000 in its operating bank account and working capital of approximately $134,000.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, and a loan of approximately $267,000 pursuant to the Note issued to the Sponsor (Note 5). Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 10, 2020. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan (see Note 2). On January 7, 2022, the Company issued an unsecured promissory note in the principal amount of $800,000 to the Sponsor as a Working Capital Loan (see Note 11).

In connection with the Company's assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that if the Company is unable to complete a Business Combination by August 4, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as the Company's working capital deficit raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 4, 2022. The Company intends to complete a Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by August 4, 2022.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. At December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the consolidated balance sheets.

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

Non-current Accounts Payable and Accrued Expenses

Non-current accounts payable and accrued expenses includes fees incurred with certain vendors where settlement or liquidation of amounts due is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

In the event of an unsuccessful business combination, the warrants will expire worthless, with no cash settlement and the change in fair value adjusted through earnings.

For equity-linked contracts that are classified as assets or liabilities, the Company recognizes the fair value of the equity-linked contracts at each balance sheet date and records the change in the consolidated statements of operations as a (gain) loss on change in fair value of derivative liabilities. The Public Warrants were initially valued using a binomial lattice pricing model when the Public Warrants were not yet trading and did not have observable pricing, and are now valued based on public market quoted prices. The Private Placement Warrants are valued using a binomial lattice pricing model when the warrants are subject to the make-whole table, or otherwise are valued using a Black-Scholes pricing model. The Forward Purchase Agreement is valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds, each adjusted for the probability of executing a successful business combination. The assumptions used in preparing these models include estimates such as volatility, contractual terms, discount rates, dividend rate, expiration dates and risk-free rates.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting discounts and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative liabilities are expensed as incurred, presented as non-operating expenses in the consolidated statements of operations. Offering costs associated with issuance of the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, 82,800,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s consolidated balance sheets.

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

	For the Year Ended December 31, 2021
	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(2,063,432)	$(640,462)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	82,800,000	25,700,000

Basic and diluted net loss per ordinary share	$(0.02)	$(0.02)

	For the Period From May 12, 2020
	(Inception) Through December 31, 2020
	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(28,781,313)	$(13,037,333)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	53,076,923	24,042,735

Basic and diluted net loss per ordinary share	$(0.54)	$(0.54)

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recently Adopted Accounting Standards

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

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

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

Note 5—Related Party Transactions

Founder Shares

On May 19, 2020, the Company issued 7,875,000 Class B ordinary shares to the Sponsor (the “Founder Shares”) in exchange for a capital contribution of $25,000. On July 15, 2020, the Company effected a share capitalization resulting in the Sponsor holding an aggregate of 22,250,000 Founder Shares. Subsequent to this share capitalization, in July 2020, the Sponsor transferred 40,000 Founder Shares to each of Joel Alsfine and James Quella, the independent director nominees. On July 30, 2020, the Company effected a share capitalization resulting in the Initial Shareholders holding an aggregate of 25,700,000 Founder Shares, including up to 2,700,000 shares were subject to forfeiture to the Company for no consideration to the extent that the option to purchase additional units is not exercised in full or in part, so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding shares after the Initial Public Offering plus the number of Class A ordinary shares to be sold pursuant to any forward purchase agreement entered into in connection with the Initial Public Offering (the “Forward Purchase Agreement”). All shares and the associated amounts have been retroactively restated to reflect the share capitalizations. On August 4, 2020, the underwriters fully exercised the over-allotment option; thus, no Founder Shares are currently subject to forfeiture. On June 8, 2021, the Sponsor transferred 40,000 Founder Shares to Jonathan Gear, a newly appointed independent director.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans. On January 7, 2022, the Company issued an unsecured promissory note in the principal amount of $800,000 to the Sponsor as a Working Capital Loan (see Note 11).

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company reimburses the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $20,000 per month. The Company incurred approximately $ 240,000 and $100,000 in general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2021 and for the period from May 12, 2020 (inception) through December 31, and $340,000 and $100,000 is included in accrued expenses – related party, at December 31, 2021 and 2020, respectively.

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

Performance Based Compensation

We had previously agreed to pay our Chief Financial Officer the greater of $20,000 per month and $120,000 in the aggregate, upon the successful completion of our initial Business Combination, for his services to us. However, this payment has been waived by our Chief Financial Officer and will not be made.

The Company has not incurred any expenses in the accompanying consolidated statements of operations for the year ended December 31, 2021 or for the period from May 12, 2020 (inception) through December 31, 2020 for this arrangement.

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

Deferred Legal Fees

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer their fees until the closing of the initial Business Combination. As of December 31, 2021, the Company recorded an aggregate of $3.9 million in connection with such arrangement non-current accounts payable and accrued expenses in the accompanying consolidated balance sheet.

Note 7—Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021 and 2020, there were 82,800,000 Class A ordinary shares outstanding, all of which were subject to possible redemption and classified outside of permanent equity in the consolidated balance sheets.

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

Note 8—Shareholders’ Equity

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2021 and 2020, there were 82,800,000 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and have been classified as temporary equity (see Note 7).

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On May 19, 2020, 7,875,000 Class B ordinary shares were issued to the Sponsor. On July 15, 2020, the Company effected a share capitalization resulting in the Sponsor holding an aggregate of 22,250,000 Class B ordinary shares. Subsequent to this share capitalization, in July 2020, the Sponsor transferred 40,000 Class B ordinary shares to each of Joel Alsfine and James Quella, the independent director nominees. On July 30, 2020, the Company effected a share capitalization resulting in the Initial Shareholders holding an aggregate of 25,700,000 Class B ordinary shares. All shares and the associated amounts have been retroactively restated to reflect the share capitalizations. Of the 25,700,000 Class B ordinary shares, an aggregate of up to 2,700,000 shares were subject to forfeiture to the Company for no consideration to the extent that the option to purchase additional units is not exercised in full or in part, so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding shares after the Initial Public Offering plus the number of Class A ordinary shares to be sold pursuant to any Forward Purchase Agreement. On August 4, 2020, the underwriters fully exercised the over-allotment option; thus, no Class B ordinary shares are currently subject to forfeiture. On June 8, 2021, the Sponsor transferred 40,000 Founder Shares to Jonathan Gear, a newly appointed independent director.

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

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were no preference shares issued and outstanding.

Note 9—Derivative Liabilities

Warrants - As of December 31, 2021 and 2020, the Company had 20,700,000 Public Warrants and 18,560,000 Private Placement Warrants outstanding.

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

The “fair value” of the Class A ordinary shares shall mean the average last reported sale price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

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

Note 10. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and 2020, respectively, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

December 31, 2021

Description	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account - U.S. Treasury Securities(1)	$778,445,880	$—	$—

Liabilities:
Derivative liabilities – Public Warrants	$28,152,000	$—	$—
Derivative liabilities – Private Warrants	$—	$—	$54,380,800
Derivative liabilities – Forward Purchase Agreement	$—	$—	$3,343,000

December 31, 2020

Description	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account - U.S. Treasury Securities(1)	$720,932,535	$—	$—

Liabilities:
Derivative liabilities – Public Warrants	$36,018,000	$—	$—
Derivative liabilities – Private Warrants	$—	$—	$38,233,600
Derivative liabilities – Forward Purchase Agreement	$—	$—	$13,105,000

(1) - Excludes $50,150,712 and $55,645,484 of investments in an open-ended money market fund, in which the Company uses NAV as a practical expedient to fair value at December 31, 2021 and 2020, respectively. In addition, it excludes $19,960 and $51,713,546 in cash at December 31, 2021 and 2020, respectively.

Level 1 assets include investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the year ended December 30, 2021. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in September 2020, when the Public Warrants were separately listed and traded.

The fair value of the Public Warrants and the Private Placement Warrants were initially measured at fair value using a binomial / lattice model for the Public Warrants and a Black-Scholes option pricing model for the Private Placement Warrants. The fair value of Public Warrants have been subsequently measured based on the listed market price of such warrants, a Level 1 measurement, since September 2020. The Company’s Private Placement Warrants are valued using a binomial lattice pricing model when the warrants are subject to the make-whole table, or otherwise are valued using a Black-Scholes pricing model. The Company’s Forward Purchase Agreement is valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds, each adjusted for the probability of executing a successful business combination. For the year ended December 31, 2021 and for the period from May 12, 2020 (inception) through December 31, 2020, the Company recognized a benefit to the consolidated statements of operations resulting from a change in the fair value of derivative liabilities of approximately $1.5 million and $40.1 million, respectively, presented as change in fair value of derivative liabilities in the accompanying consolidated statements of operations.

A reconciliation of the Level 3 derivative liabilities is summarized below:

Balance as of May 12, 2020	$—
Acquisition date fair value of warrants:
Public warrants issued in the initial public offering	27,117,000
Private placement warrants issued in connection with the initial public offering (a)	32,294,400
Forward purchase agreement liability	1,562,000
Total acquisition date fair value of derivative liabilities	60,973,400
Change in fair value of warrant liabilities	14,840,200
Change in fair value of forward purchase agreement	11,543,000
Transfer to level one	(36,018,000)
Balance as of December 31, 2020	51,338,600
Change in fair value of warrant liabilities	16,147,200
Change in fair value of forward purchase agreement	(9,762,000)
End of period	$57,723,800

The valuation methodologies for the Private Placement Warrants and Forward Purchase Agreement included in derivative liabilities include certain significant unobservable inputs, resulting in such valuations to be classified as Level 3 in the fair value measurement hierarchy. The methodologies include a probability of a successful business combination, which was originally determined to be 80% as of December 31, 2020 but has increased to 90% as of December 31, 2021. The methodologies also include an expected merger date, which was set as April 15, 2022. The warrant valuation models also include expected volatility, which differ between public and private placement warrants and can vary further depending on where the Company stands in identifying a business combination target. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since September 2020. For public warrants and when such warrants are not yet trading and we do not have observed pricing in public markets, we assume a volatility based on research on SPAC warrants and the implied volatilities shortly after they start trading. The volatility of the Private Placement Warrants varies depending on the specific characteristics of the public and private placement warrants. Prior to the announcement of a merger, the Company assumes a volatility for the Private Placement Warrants based on the median volatility of the Russell 3000 constituents. After the announcement of a proposed business combination, then the valuation estimate assumes a volatility based on the volatility of the target company’s peer group.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of	As of
	December 31,	December 31,
Private Warrants	2021	2020
Stock price	$9.90	$10.40
Volatility	40.00%	30.00%
Expected life of the options to convert	5.3	5.5
Risk-free rate	1.30%	0.40%
Dividend yield	0.0%	0.0%

	As of	As of
Forward Purchase Agreements	December 31, 2021	December 31, 2020
Stock price	$9.90	$10.40
Probability of closing	90.0%	80.0%
Discount term	0.3	1.1
Risk-free rate	0.08%	0.10%
Dividend yield	0.0%	0.0%

Note 11. Subsequent Events

On January 7, 2022, the Company issued an unsecured promissory note in the principal amount of $800,000 to the Sponsor as a Working Capital Loan. The Working Capital Loan does not bear interest and is repayable in full upon consummation of the Company’s initial Business Combination. If the Company does not complete a Business Combination, the Working Capital Loan will not be repaid and all amounts owed under it will be forgiven. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Working Capital Loan, in whole or in part, into Private Placement Warrants at a price of $1.00 per Private Placement Warrant. The Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Loan and all other sums payable with regard to the Working Capital Loan becoming immediately due and payable.

Management has evaluated subsequent events to determine if events or transactions occurring through the date the consolidated financial statements are available for issuance, require potential adjustment to or disclosure in the consolidated financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.