Form 10-Q
period 2022-03-31
CC Neuberger Principal Holdings II
filed 2022-05-09
CIK 1812667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, 82,800,000 Class A ordinary shares, par value $0.0001, and 25,700,000 Class B ordinary shares, par value $0.0001, were issued and outstanding.

CC NEUBERGER PRINCIPAL HOLDINGS II

Quarterly Report on Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash	$219,713	$290,297
Prepaid expenses	202,417	243,042
Total current assets	422,130	533,339
Investments and cash held in Trust Account	828,823,235	828,616,552
Total Assets	$829,245,365	$829,149,891

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$214,521	$19,442
Accrued expenses	9,880	34,240
Accrued expenses - related party	400,000	345,650
Total current liabilities	624,401	399,332
Non-current accounts payable and accrued expenses	5,004,143	3,866,806
Working capital loan	1,836,000	—
Deferred underwriting commissions in connection with the initial public offering	28,980,000	28,980,000
Derivative liabilities	65,753,000	85,875,800
Total Liabilities	102,197,544	119,121,938

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 82,800,000 shares subject to possible redemption at $10.00 per share at March 31, 2022 and December 31, 2021, respectively	828,000,000	828,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 25,700,000 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2,570	2,570
Additional paid-in capital	—	—
Accumulated deficit	(100,954,749)	(117,974,617)
Total Shareholders’ Deficit	(100,952,179)	(117,972,047)
Total Liabilities and Shareholders’ Deficit	$829,245,365	$829,149,891

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2022	2021
General and administrative expenses	$2,273,615	$293,360
Loss from operations	(2,273,615)	(293,360)
Other income:
Change in fair value of derivative liabilities	19,086,800	27,535,200
Unrealized gain on investments held in Trust Account	206,683	139,903
Total other income	19,293,483	27,675,103
Net income	$17,019,868	$27,381,743

Basic and diluted weighted average shares outstanding of Class A ordinary shares	82,800,000	82,800,000
Basic and diluted net income per ordinary share	$0.16	$0.25
Basic and diluted weighted average shares outstanding of Class B ordinary shares	25,700,000	25,700,000
Basic and diluted net income per ordinary share	$0.16	$0.25

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2022:

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	—	$—	25,700,000	$2,570	$—	$(117,974,617)	$(117,972,047)
Net income	—	—	—	—	—	17,019,868	17,019,868
Balance - March 31, 2022 (unaudited)	—	$—	25,700,000	$2,570	$—	$(100,954,749)	$(100,952,179)

For the Three Months Ended March 31, 2021:

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2021	—	$—	25,700,000	$2,570	$—	$(115,270,723)	$(115,268,153)
Net income	—	—	—	—	—	27,381,743	27,381,743
Balance - March 31, 2021 (unaudited)	—	$—	25,700,000	$2,570	$—	$(87,888,980)	$(87,886,410)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$17,019,868	$27,381,743
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative liabilities	(19,086,800)	(27,535,200)
Merger expenses paid by Sponsor in exchange for working capital loan	560,000	—
Unrealized gain on investments held in Trust Account	(206,683)	(139,903)
Changes in operating assets and liabilities:
Prepaid expenses	40,625	46,373
Accounts payable	195,079	176,174
Accrued expenses	(24,360)	(50,944)
Accrued expenses - related party	54,350	62,040
Non-current accounts payable and accrued expenses	1,137,337	—
Net cash used in operating activities	(310,584)	(59,717)

Cash Flows from Financing Activities:
Proceeds from working capital loan	240,000	—
Net cash provided by financing activities	240,000	—

Net change in cash	(70,584)	(59,717)

Cash - beginning of the period	290,297	737,786
Cash - end of the period	$219,713	$678,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1-Description of Organization, Business Operations and Basis of Presentation

CC Neuberger Principal Holdings II (the “Company”) is a blank check company incorporated in the Cayman Islands on May 12, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company may pursue a Business Combination in any industry or sector.

At March 31, 2022, the Company had not yet commenced operations. All activity for the period from May 12, 2020 (inception) through March 31, 2022 relates to the Company’s formation and its initial public offering (“Initial Public Offering”), and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company has selected December 31 as its fiscal year end. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and investments from the proceeds derived from the Initial Public Offering.

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

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company will provide its holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by applicable law or stock exchange listing requirement, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to the Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Consideration

Under the terms of the Business Combination Agreement, the aggregate consideration to be paid in the Business Combination is derived from an aggregate transaction equity value of approximately $2.9 billion, apportioned between cash and New CCNB Class A Common Shares, as more specifically set forth therein (and which account for the value of Griffey Globals’s vested options). In addition to the consideration to be paid at Closing, New CCNB will issue to equityholders of Griffey Global an aggregate of up to 65,000,000 New CCNB Class A Common Shares, issuable upon and subject to the occurrence of the applicable vesting events, as more specifically set forth therein.  Each option to purchase shares of Griffey Global (whether vested or unvested) will be converted into a comparable option to purchase New CCNB Class A Common Shares, pursuant to a market-based equity incentive plan prepared by CCNB and Griffey Global prior to the closing date.

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

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The condensed consolidated financial statements of the Company include the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 1, 2022.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Going Concern

As of March 31, 2022, the Company had approximately $220,000 in its operating bank account and negative working capital of approximately $202,000.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, and a loan of approximately $267,000 pursuant to the Note issued to the Sponsor (Note 5). Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Private Placement not held in the Trust Account. The Company fully repaid the Note on September 10, 2020. In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 5). On January 7, 2022, the Company issued an unsecured promissory note in the principal amount of $800,000 to the Sponsor as a Working Capital Loan (see Note 5).

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

Note 2-Summary of Significant Accounting Policies

Use of Estimates

The preparation of these financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Investment Securities Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in unrealized gain on investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000, and investments held in Trust Account. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed consolidated balance sheets, except for derivative liabilities (see Note 10).

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

Working Capital Loan

The Company has elected the fair value option to account for its working capital loan with its Sponsor as defined and more fully described in Note 5. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in the fair value of the conversion feature are recorded as change in value of working capital loan reflected in change in fair value of derivative liabilities on the condensed consolidated balance sheets and unaudited condensed consolidated statements of operations. The fair value of the conversion feature is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

The working capital loan is convertible into warrants upon a successful business combination.  In the event of an unsuccessful business combination, the working capital loan is forgiven and expires worthless

Non-current Accounts Payable and Accrued Expenses

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

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 82,800,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets.

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

	For the Three Months Ended		For the Three Months Ended
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$12,988,434	$4,031,434	$20,895,929	$6,485,814

Denominator:
Basic and diluted weighted average common shares outstanding	82,800,000	25,700,000	82,800,000	25,700,000

Basic and diluted net income per common share	$0.16	$0.16	$0.25	$0.25

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s unaudited condensed consolidated financial statements.

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022, $800,000 was drawn on the Working Capital Loan, presented at its fair value of approximately $1.8 million on the accompanying unaudited condensed consolidated balance sheet. The Company received proceeds of $240,000 and the remaining $560,000 was used for business combination related expenses, paid by the Sponsor on behalf of the Company. As of December 31, 2021, there were no amounts outstanding on the Working Capital Loan.

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company reimburses the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $20,000 per month. The Company incurred approximately $60,000 and $0 in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, and $400,000 and $340,000 is included in accrued expenses – related party in the accompanying condensed consolidated balance sheets, at March 31, 2022 and December 31, 2021, respectively.

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

Note 6-Commitments and Contingencies

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred Legal Fees

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer their fees until the closing of the initial Business Combination. As of March 31, 2022 and December 31, 2021, the Company recorded an aggregate of $5.0 million and $3.9 million, respectively, in connection with such arrangement non-current accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Note 7 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 82,800,000 Class A ordinary shares outstanding, all of which were subject to possible redemption and classified outside of permanent equity in the accompanying condensed consolidated balance sheets.

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

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8-Shareholders’ Equity (Deficit)

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 82,800,000 Class A ordinary shares issued or outstanding. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 7).

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On May 19, 2020, 7,875,000 Class B ordinary shares were issued to the Sponsor. On July 15, 2020, the Company effected a share capitalization resulting in the Sponsor holding an aggregate of 22,250,000 Class B ordinary shares. Subsequent to this share capitalization, in July 2020, the Sponsor transferred 40,000 Class B ordinary shares to each of Joel Alsfine and James Quella, the independent director nominees. On July 30, 2020, the Company effected a share capitalization resulting in the Initial Shareholders holding an aggregate of 25,700,000 Class B ordinary shares. All shares and the associated amounts have been retroactively restated to reflect the share capitalizations. Of the 25,700,000 Class B ordinary shares, an aggregate of up to 2,700,000 shares were subject to forfeiture to the Company for no consideration to the extent that the option to purchase additional units is not exercised in full or in part, so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding shares after the Initial Public Offering plus the number of Class A ordinary shares to be sold pursuant to any Forward Purchase Agreement. On August 4, 2020, the underwriters fully exercised the over-allotment option; thus, no Class B ordinary shares are currently subject to forfeiture. On June 8, 2021, the Sponsor transferred 40,000 Founder Shares to Jonathan Gear, a newly appointed independent director. As of March 31, 2022 and December 31, 2021, there were 25,700,000 Class B ordinary shares issued or outstanding.

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

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Note 9-Derivative Liabilities

Warrants:

As of March 31, 2022 and December 31, 2021, the Company had 20,700,000 Public Warrants and 18,560,000 Private Placement Warrants outstanding.

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10-Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, respectively, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

March 31, 2022

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$411,428,015	$—	$—

Liabilities:
Derivative warrant liabilities – Public Warrants	$20,700,000	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$42,688,000
Derivative liabilities - Forward Purchase Agreement	$—	$—	$2,365,000
Working capital loan	$—	$—	$1,836,000

December 31, 2021

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities (1)	$778,445,880	$—	$—

Liabilities:
Derivative warrant liabilities – Public Warrants	$28,152,000	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$54,380,800
Derivative liabilities - Forward Purchase Agreement	$—	$—	$3,343,000
Working capital loan	$—	$—	$—

(1) - Excludes $417,395,220 and $50,150,712 of investments in an open-ended money market fund, in which the Company uses NAV as a practical expedient to fair value at March 31, 2022 and December 31, 2021, respectively. In addition, it excludes $0 and $19,960 in cash at March 31, 2022 and December 31, 2021, respectively.

Level 1 assets include investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2022.

The fair value of the Public Warrants and the Private Placement Warrants were initially measured at fair value using a binomial / lattice model for the Public Warrants and a Black-Scholes option pricing model for the Private Placement Warrants. The fair value of Public Warrants have been subsequently measured based on the listed market price of such warrants, a Level 1 measurement, since September 2020. The Company’s Private Placement Warrants are valued using a binomial lattice pricing model when the warrants are subject to the make-whole table, or otherwise are valued using a Black-Scholes pricing model. The Company’s working capital loan is valued using a Monte Carlo simulation analysis on the convertible feature and a present value of the host contract. The company’s Forward Purchase Agreement is valued utilizing observable market prices for public shares and warrants, relative to the present value of contractual cash proceeds, each adjusted for the probability of executing a successful business combination. For the three months ended

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021, the Company recognized a benefit to the statements of operations resulting from a change in the fair value of derivative liabilities of approximately $19.1 million and $27.5 million, respectively, presented as change in fair value of derivative liabilities in the accompanying unaudited condensed consolidated statements of operations.

A reconciliation of the Level 3 derivative liabilities is summarized below:

Warrant liabilities at December 31, 2021 - Level 3 measurements	$57,723,800
Change in fair value of warrant liabilities	(11,692,800)
Change in fair value of forward purchase agreement	(978,000)
Warrant liabilities at March 31, 2022 - Level 3 measurements	$45,053,000

Warrant liabilities at December 31, 2020 - Level 3 measurements	$51,338,600
Change in fair value of warrant liabilities	(3,155,200)
Change in fair value of forward purchase agreement	(11,132,000)
Warrant liabilities at March 31, 2021 - Level 3 measurements	$37,051,400

The change in the fair value of the working capital loan measured with Level 3 inputs for the three months ended March 31, 2022 is summarized as follows:

Fair value at December 31, 2021	$—
Initial proceeds from working capital loan	800,000
Change in fair value of working capital loan	1,036,000
Fair value of working capital loan at March 31, 2022	$1,836,000

The valuation methodologies for the Private Placement Warrants, Working Capital Loan and Forward Purchase Agreement included in derivative liabilities include certain significant unobservable inputs, resulting in such valuations to be classified as Level 3 in the fair value measurement hierarchy. The methodologies include a probability of a successful business combination, which was originally determined to be 80% as of December 31, 2020 but was increased to 90% as of December 31, 2021 and March 31, 2022. The warrant valuation models also include expected volatility, which differ between public and private placement warrants and can vary further depending on where the Company stands in identifying a business combination target. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since September 2020. For public warrants and when such warrants are not yet trading and we do not have observed pricing in public markets, we assume a volatility based on research on SPAC warrants and the implied volatilities shortly after they start trading. Prior to the announcement of a proposed business combination, the Company assumed a volatility for the Private Placement Warrants based on the median volatility of the Russell 3000 constituents. After the announcement of a proposed business combination, the valuation estimate assumes an equal weighting of volatility based on (a) the volatility of the target company's peer group and (b) the implied volatility of the Public Warrants issued by the Company.

The following tables provide quantitative information regarding Level 3 fair value measurement inputs at the measurement dates:

	As of March 31,	As of December 31,
Private Warrants	2022	2021
Stock price	$9.92	$9.90
Volatility	30.00%	40.0%
Expected life of the options to convert	5.1	5.3
Risk-free rate	2.40%	1.30%
Dividend yield	0.0%	0.0%

CC NEUBERGER PRINCIPAL HOLDINGS II

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31,	As of December 31,
Forward Purchase Agreements	2022	2021
Stock price	$9.92	$9.90
Probability of closing	90.00%	90.0%
Discount term	0.1	0.3
Risk-free rate	0.26%	0.08%
Dividend yield	0.0%	0.0%

	As of March 31,	As of December 31,
Working Capital Loan	2022	2021
Stock price	$9.92	$—
Annual equity volatility	30.00%	—
Expected life of the options to convert	5.0	—
Risk-free rate	2.40%	—
Dividend yield	0.0%	—
Probability of merger closing	90.00%	—

Note 11-Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the unaudited condensed consolidated financial statements were issued, require potential adjustment to or disclosure in the unaudited condensed consolidated financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to CC Neuberger Principal Holdings II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

Our entire activity since inception through March 31, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our warrant liabilities, working capital loan and forward purchase agreements at each reporting period.

For the three months ended March 31, 2022, we had net income of approximately $17.0 million, which consisted of a gain of $19.1 million from the change in fair value of the derivative liabilities and approximately $207,000 on investments held in Trust Account, partially offset by approximately $2.3 million in general and administrative costs.

For the three months ended March 31, 2021, we had net income of approximately $27.4 million, which consisted of $27.5 million from the change in fair value of derivative liabilities and approximately $140,000 on investments held in Trust Account, partially offset by approximately $293,000 in general and administrative costs.

Going Concern

As of March 31, 2022, we had approximately $220,000 in our operating bank account and negative working capital of approximately $202,000.

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

We continue to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the condensed consolidated balance sheets. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the initial Business Combination and the Company’s liquidation, we reimburse the Sponsor for office space, secretarial and administrative services provided to us in the amount of $20,000 per month. We incurred approximately $60,000 and $0 in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively, and accrued $400,000 and $340,000, in accrued expenses – related party, related to the administrative services agreement at March 31, 2022 and December 31, 2021, respectively.

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

Deferred Legal Fees

The Company entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer their fees until the closing of the initial Business Combination. As of March 31, 2022 and December 31, 2021, the Company recorded an aggregate of $5.0 million and $3.9 million, respectively, in connection with such arrangement as non-current accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

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

Working Capital Loan

We have elected the fair value option to account for our Working Capital Loan with our Sponsor. As a result of applying the fair value option of the conversion feature, we record each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of Working Capital Loan on the unaudited condensed consolidated statement of operations. The fair value of the conversion feature is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.

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

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 82,800,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which, resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Ordinary Share

We have two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 39,260,000, of the Company’s Class A ordinary shares in the calculation of diluted net income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and 2021. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain equity and equity-linked financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of August 4, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended September 30, 2020, March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

On December 2, 2021, the Company, in consultation with its Audit Committee, concluded that the Company's previously issued financial statements should be restated to report all Public Shares as temporary equity and modify its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders' equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company's amended and restated certificate of incorporation (the “Charter”). Pursuant to such re-evaluation, the Company's management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. The Company also clarified that the definition of net tangible assets includes both permanent equity and redeemable equity. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

Except as described below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the period ended December 31, 2021 as filed with the SEC on March 1, 2022.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

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
10.1

Promissory Note, dated January 7, 2022, issued by CC Neuberger Principal Holdings II to CC Neuberger Principal Holdings II Sponsor LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 10, 2022).

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

Date: May 9, 2022	By:	/s/ Chinh E. Chu
	Name:	Chinh E. Chu
	Title:	Chief Executive Officer